Form 10KSB
period 2003-12-31
RENFREW INC
filed 2004-03-26
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2003

                            Commission File #000-50354

                                 RENFREW, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   98-0403551
                      (IRS Employer Identification Number)

                            10039 Bissonet, Suite 250
                               Houston, Texas 77036
               (Address of principal executive offices )(Zip Code)

                                 (713)779-9800
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 24, 2004, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 24, 2004 is: 100,000 shares

As of March 24, 2004 we have not appointed a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Renfrew, Inc. was incorporated on July 22, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

* compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image;

*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET PRICE. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(B) HOLDERS. There is one holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

(C) DIVIDENDS. We have not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through December 31, 2003. For the period ended December 31, 2003, the registrant recognized a net loss of $1,250. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Zak W. Elgamal will supervise the search for target companies as potential candidates for a business combination. Zak W. Elgamal will pay as his own expenses any costs he incurs in supervising the search for a target company. Zak W. Elgamal may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Zak W. Elgamal controls us and therefore has the authority to enter into any agreement binding us. Zak W. Elgamal as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                  RENFREW, INC.


                              FINANCIAL STATEMENTS







                             AS OF DECEMBER 31, 2003
                       AND FROM INCEPTION (JULY 22, 2003)
                            THROUGH DECEMBER 31, 2003


Renfrew, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #


         Independent Auditors Report                       1


         Balance Sheet                                     2


         Statement of Operations and Retained Deficit      3


         Statement of Stockholders Equity                  4


         Cash Flow Statement                               5


         Notes to the Financial Statements                6-8

To The Board of Directors and Shareholder
RENFREW, INC.



We have audited the accompanying balance sheet of Renfrew, Inc., as of December 31, 2003, and the related statement of operations, equity and cash flows for the five months ended December 31, 2003 and from inception (July 22, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renfrew, Inc., as of December 31, 2003, and the results of its operations and its cash flows for the twelve months then ended and from inception (July 22, 2003) through December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raise capital or implement a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL
March 23, 2004

                                  RENFREW, INC.
                                  BALANCE SHEET
                             As of December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                December 31, 2003

    Cash                                                           $        (0)
                                                                   ------------




    TOTAL ASSETS                                                   $        (0)
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                               $     1,150


    TOTAL LIABILITIES                                                    1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                         100

  Additional paid in capital                                                 0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                              0

  Accumulated Deficit                                                   (1,250)
                                                                   ------------

  Total stockholder's equity                                            (1,150)
                                                                   ------------


  TOTAL LIABILITIES AND EQUITY                                     $        (0)
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                             STATEMENT OF OPERATIONS
         For the five months ended December 31, 2003, and from inception
                    (July 22, 2003) through December 31, 2003


                                                                    From Inception to
                                             December 31, 2003      December 31, 2003
     REVENUE
         Sales                                     $       0          $       0
         Cost of sales                                     0                  0
                                                   ---------          ---------

     GROSS PROFIT                                          0                  0

     GENERAL AND ADMINISTRATIVE
          OFFICE EXPENSES                              1,250              1,250
                                                   ---------          ---------

     NET LOSS                                         (1,250)            (1,250)

     ACCUMULATED DEFICIT,
          BEGINNING BALANCE                                0                  0
                                                   ---------          ---------

     ACCUMULATED DEFICIT,
           ENDING BALANCE                          $  (1,250)         $  (1,250)
                                                   =========          =========


     NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                   (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                  100,000






   The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                    (July 22, 2003) through December 31, 2003

                                                            ACCUMULATED
                                  SHARES     COMMON STOCK     DEFICIT        TOTAL
                                 ---------   -------------   ------------   ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                 100,000          $ 100         $       0        $      100

Net loss                                                           (1,250)           (1,250)
                                 ---------    ------------       -----------     ------------

Total, December 31, 2003         100,000          $ 100         $  (1,250)       $   (1,250)
                                 =========    ============       ===========     ============






   The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                             STATEMENT OF CASH FLOWS
         For the five months ended December 31, 2003, and from inception
                    (July 22, 2003) through December 31, 2003


                                                      December 31,        From
CASH FLOWS FROM OPERATING ACTIVITIES                    2003           Inception
        Net income (loss)                             $(1,250)          $(1,250)

        Increases (Decrease) in
        accrued expenses                                1,150             1,150
                                                      -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                (100)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                          100               100

CASH RECONCILIATION

        Net increase (decrease) in cash                     0                 0
        Beginning cash balance                              0                 0
                                                      -------           -------

CASH BALANCE AT END OF PERIOD                         $     0           $     0
                                                      =======           =======





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

11. Income Taxes:
    ------------

The Company has a net operating loss carry-forward of $1,250 which will expire during the year 2023. An allowance has been established for the resulting deferred tax asset so that it is fully reserved and not presented as an asset on the Balance Sheet.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2003 and March 24, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                 Age   Positions and Offices Held
----                                 ---   --------------------------

Zak W. Elgamal                       56    President, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Director



BUSINESS EXPERIENCE

Zak W. Elgamal has been the President and Director of the Company since October 31, 2003. Since 1983, Mr. Elgamal has been in a Certified Surgical Assistant in Houston, Texas. In such capacity, Mr. Elgamal has practiced as an assistant in General, Endoscopic and Advanced Endoscopic Surgery, Orthopedic and Endoscopic Orthopedic Surgery, Spinal Surgery, Vascular Surgery, Neurosurgery, Gynecology, Obstetrics, Laparoscopy Assisted Gynecological Surgery, and Plastic &re-constructive Surgery. Since 1999, Mr. Elgamal Has been President and the Executive Director of American Surgical Assistants,L.L.P. he then became the President of its successor American Surgical Assistants, Inc. in Houston, Texas which was founded to contract with hospitals for the services of Surgical Assistants. Since 1983 he has also been the President of C.S.A. Services, Inc.(incorporated in 1995)in Houston, Texas which became the General Partner in American Surgical Assistants, L.L.P.

Mr. Elgamal received his M.D.(M.B., B.Ch) from the Faculty of Medicine at Ain Shams University in Cairo, Egypt in 1972. He also received his graduate training in Healthcare Management in Cairo, Egypt in the early eighties.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of                       Amount of                    Percentage
Beneficial Owner                          Beneficial Ownership         of Class
----------------                          --------------------         --------
American Surgical Assistants Inc. (1)              100,000                100%


(1)Zak Elgamal, our sole officer and director is the principal shareholder of American Surgical Assistants, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

                EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               Renfrew, Inc.

                               By: /s/ Zak W. Elgamal
                              --------------------------
                                       Zak W. Elgamal
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and
                                       Director

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                    DATE
----                     -----                                    ----

/s/ Zak W. Elgamal       President, Chief Executive Officer,      March 24, 2004
---------------------    Chief Financial Officer and
    Zak W. Elgamal       Director