Form 10QSB
period 2004-03-31
RENFREW INC
filed 2004-05-17
CIK 1257499

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.


                                  RENFREW, INC.


                              FINANCIAL STATEMENTS







                              AS OF MARCH 31, 2004
                       AND FROM INCEPTION (JULY 22, 2003)
                             THROUGH MARCH 31, 2004


RENFREW, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #




         Balance Sheet                                     F-1


         Statement of Operations and Retained Deficit      F-2


         Statement of Stockholders Equity                  F-3


         Cash Flow Statement                               F-4


         Notes to the Financial Statements                 F-6

                                  RENFREW, INC.
                                  BALANCE SHEET
                 As of March 31, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                           March 31, 2004     December 31, 2003

    Cash                                                    $    (0)          $       (0)
                                                            --------            ---------




    TOTAL ASSETS                                            $    (0)          $       (0)
                                                            ========             ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                        $ 1,400           $    1,150


    TOTAL LIABILITIES                                         1,400                1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                              100                  100

  Additional paid in capital                                      0                    0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                   0                    0

  Accumulated Deficit                                        (1,500)              (1,250)
                                                            --------            --------

  Total stockholder's equity                                 (1,400)              (1,150)
                                                            --------            --------


    TOTAL LIABILITIES AND EQUITY                            $    (0)          $       (0)
                                                            ========            ========


   The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                             STATEMENT OF OPERATIONS
                  For the three months ended March 31, 200, and
              from inception (July 22, 2003) through March 31, 2004


                                                             From Inception to
                                         March 31, 2004        March 31, 2004
      REVENUE
         Sales                             $         0           $         0
         Cost of sales                               0                     0
                                           -----------           -----------

     GROSS PROFIT                                    0                     0

     GENERAL AND ADMINISTRATIVE
          OFFICE EXPENSES                          250                 1,500
                                           -----------           -----------

     NET LOSS                                     (250)               (1,500)

     ACCUMULATED DEFICIT,
          BEGINNING BALANCE                          0                     0
                                           -----------           -----------

     ACCUMULATED DEFICIT,
           ENDING BALANCE                  $      (250)          $    (1,500)
                                           ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share             (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding            100,000






   The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (July 22, 2003) through March 31, 2004


                                                          ACCUMULATED
                                SHARES     COMMON STOCK     DEFICIT        TOTAL
                               ---------   -------------   ------------   ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                100,000          $ 100      $      0     $    100

Net loss                                                      (1,250)      (1,250)
                               ---------    ------------    -----------   ---------
Total, December 31, 2003        100,000          $ 100      $ (1,250)    $ (1,250)

Net loss                                                        (250)        (250)
                               ---------    ------------    -----------   ---------
Total, March 31, 2004           100,000          $ 100      $ (1,500)    $ (1,400)
                               =========    ============    ===========   =========






   The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                             STATEMENT OF CASH FLOWS
                 For the three months ended March 31, 2004, and
           from inception (July 22, 2003) through March 31, 2004


                                                  March 31,          From
CASH FLOWS FROM OPERATING ACTIVITIES                2004           Inception
        Net income (loss)                         $  (250)          $(1,500)

        Increases (Decrease) in
        accrued expenses                              250             1,400
                                                  --------          --------

NET CASH PROVIDED OR (USED) IN OPERATIONS              (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                            0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                        0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                 0                 0
        Beginning cash balance                          0                 0
                                                  --------          --------

CASH BALANCE AT END DECEMBER 31, 2003             $     0           $     0
                                                  ========          ========





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

                                       F-6
7.   Operating Lease Agreements:
     --------------------------

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

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through March 31, 2004. For the quarter ended March 31, 2003, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        RENFREW, INC.



Date:   May 17, 2004                    /s/  Zak W. Elgamal
                                        --------------------------------
                                        Zak W. Elgamal
                                        President and CEO