Form 10QSB
period 2004-06-30
RENFREW INC
filed 2004-08-12
CIK 1257499

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.



                                  RENFREW, INC.


                              FINANCIAL STATEMENTS







                               AS OF JUNE 30, 2004
                       AND FROM INCEPTION (JULY 22, 2003)
                              THROUGH JUNE 30, 2004


Renfrew, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #




         Balance Sheet                                     F-1


         Statement of Operations and Retained Deficit      F-2


         Statement of Stockholders Equity                  F-4


         Cash Flow Statement                               F-5


         Notes to the Financial Statements                 F-6



                                  RENFREW, INC.
                                  BALANCE SHEET
                    As of June 30, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                  June 30, 2004        December 31, 2003

    Cash                                                        $        (0)           $        (0)
                                                                -----------            -----------




    TOTAL ASSETS                                                $        (0)           $        (0)
                                                                ===========            ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                            $     1,650            $     1,150
                                                                -----------            -----------

    TOTAL LIABILITIES                                                 1,650                  1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                           0                      0

  Accumulated Deficit                                                (1,750)                (1,250)
                                                                -----------            -----------

  Total stockholder's equity                                         (1,650)                (1,150)
                                                                -----------            -----------


TOTAL LIABILITIES AND EQUITY                                    $        (0)           $        (0)
                                                                ===========            ===========


                 The accompanying notes are an integral part of these financial statements.


                                                       F-1






                                  RENFREW, INC.
                             STATEMENT OF OPERATIONS
                   For the six months ended June 30, 2004, and
              from inception (July 22, 2003) through June 30, 2004



                                                                           From Inception to
                                               June 30, 2004                  June 30, 2004
REVENUE
   Sales                                         $       0                     $       0
   Cost of sales                                         0                             0
                                                 ---------                     ---------

ROSS PROFIT                                              0                             0

ENERAL AND ADMINISTRATIVE
    OFFICE EXPENSES                                    500                         1,750
                                                 ---------                     ---------

ET LOSS                                               (500)                       (1,750)

CCUMULATED DEFICIT,
    BEGINNING BALANCE                               (1,250)                            0
                                                 ---------                     ---------

CCUMULATED DEFICIT,
     ENDING BALANCE                              $  (1,750)                    $  (1,750)
                                                 =========                     =========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                 (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                100,000






   The accompanying notes are an integral part of these financial statements.





                                  RENFREW, INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended June 30, 2004





                                          June 30, 2004
REVENUE
    Sales                                  $      0
    Cost of sales                                 0
                                           --------

GROSS PROFIT                                      0

GENERAL AND ADMINISTRATIVE
     OFFICE EXPENSES                            250
                                           --------

NET LOSS                                   $   (250)
                                           ========



   The accompanying notes are an integral part of these financial statements.


                                       F-3




                                  RENFREW, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
              From inception (July 22, 2003) through June 30, 2004




                                                                        ACCUMULATED
                                  SHARES           COMMON STOCK          DEFICIT            TOTAL
                                 ---------         -------------       ------------       ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                   100,000           $    100           $      0           $    100

Net loss                                                                  (1,250)            (1,250)
                                  --------           --------           --------           --------
Total, December 31, 2003           100,000           $    100           $ (1,250)          $ (1,150)

Net loss                                                                    (500)              (500)
                                  --------           --------           --------           --------
Total, June 30, 2004               100,000           $    100           $ (1,750)          $ (1,650)
                                  ========           ========           ========           ========






   The accompanying notes are an integral part of these financial statements.




                                  RENFREW, INC.
                             STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 2004, and
              from inception (July 22, 2003) through June 30, 2004


                                                   June 30,           From
CASH FLOWS FROM OPERATING ACTIVITIES                 2004           Inception

        Net income (loss)                          $  (500)          $(1,750)

        Increases (Decrease) in
        accrued expenses                               500             1,650
                                                   -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS               (0)             (100)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                             0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                         0               100

CASH RECONCILIATION

        Net increase (decrease) in cash                  0                 0
        Beginning cash balance                           0                 0
                                                   -------           -------

CASH BALANCE AT END JUNE 30, 2004                  $     0           $     0
                                                   =======           =======





   The accompanying notes are an integral part of these financial statements.


                                       F-5




                                  RENFREW, INC.
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                  RENFREW, INC.
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

                                  RENFREW, INC.
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through June 30, 2004. For the quarter ended June 30, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.


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

                                        RENFREW, INC.



Date:   August 12, 2004                 /s/  Zak W. Elgamal
                                        --------------------------------
                                        Zak W. Elgamal
                                        President and CEO