Form 10QSB
period 2004-09-30
RENFREW INC
filed 2004-11-23
CIK 1257499

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.



                                  RENFREW, INC.
                         (a development stage company)


                              FINANCIAL STATEMENTS







                            AS OF SEPTEMBER 30, 2004
                       AND FROM INCEPTION (JULY 22, 2003)
                           THROUGH SEPTEMBER 30, 2004


Renfrew, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #




         Balance Sheet                                     F-1


         Statement of Operations and Retained Deficit      F-2


         Statement of Stockholders Equity                  F-4


         Cash Flow Statement                               F-5


         Notes to the Financial Statements                 F-6



                                  RENFREW, INC.
                          (a development stage company)
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                                September 30, 2004      December 31, 2003

    Cash                                                            $    (0)               $    (0)
                                                                    -------                -------




    TOTAL ASSETS                                                    $    (0)               $    (0)
                                                                    =======                =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                                $ 1,900                $ 1,150
                                                                    -------                -------

    TOTAL LIABILITIES                                                 1,900                  1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                      100                    100

  Additional paid in capital                                              0                      0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                                           0                      0

  Accumulated Deficit                                                (2,000)                (1,250)
                                                                    -------                -------

  Total stockholder's equity                                         (1,900)                (1,150)
                                                                    -------                -------


  TOTAL LIABILITIES AND EQUITY                                      $    (0)               $    (0)
                                                                    =======                =======



The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the nine months ended September 30, 2004, and
            from inception (July 22, 2003) through September 30, 2004


                                     Nine Months      Seventy One      From Inception
                                        Ended            Days             Through
                                    Sep. 30, 2004    Sep. 30, 2004     Sep. 30, 2004

     REVENUE
         Sales                        $       0        $       0        $       0
         Cost of sales                        0                0                0
                                      ---------        ---------        ---------

     GROSS PROFIT                             0                0                0

     GENERAL AND ADMINISTRATIVE
          OFFICE EXPENSES                   750              750            2,000
                                      ---------        ---------        ---------

     NET LOSS                              (750)            (750)          (2,000)

     ACCUMULATED DEFICIT,
          BEGINNING BALANCE              (1,250)               0                0
                                      ---------        ---------        ---------

     ACCUMULATED DEFICIT,
           ENDING BALANCE             $  (2,000)       $    (750)       $  (2,000)
                                      =========        =========        =========


NET EARNINGS PER SHARE

         Basic
         Net loss per share           $    (.01)       $    (.01)

         Weighted Average
         Common Shares
         Outstanding                    100,000          100,000






   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                  For the three months ended September 30, 2004
                  And seventy one days ended September 30, 2003


                                               Nine Months         Seventy one
                                                  Ended            Days ended
                                               Sep. 30, 2004     Sep. 30, 2003
     REVENUE
         Sales                                  $         0       $        0
         Cost of sales                                    0                0
                                                ------------      -----------

     GROSS PROFIT                                         0                0

     GENERAL AND ADMINISTRATIVE
          OFFICE EXPENSES                               250              250
                                                ------------      -----------

     NET LOSS                                   $      (250)      $     (250)
                                                ============      ===========



   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (July 22, 2003) through September 30, 2004

                                                                         ACCUMULATED
                                    SHARES          COMMON STOCK         DEFICIT              TOTAL
                                   --------           --------           --------           --------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                    100,000           $    100           $      0           $    100

Net loss                                                                   (1,250)            (1,250)
                                   --------           --------           --------           --------

Total, December 31, 2003            100,000           $    100           $ (1,250)          $ (1,150)

Net loss                                                                     (750)              (750)
                                   --------           --------           --------           --------
Total, September 30, 2004           100,000           $    100           $ (2,000)          $ (1,900)
                                   ========           ========           ========           ========






   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                For the nine months ended September 30, 2004, and
            from inception (July 22, 2003) through September 30, 2004


CASH FLOWS FROM OPERATING ACTIVITIES

                                                  Nine Months       Seventy One     From Inception
                                                    Ended              Days            Through
                                                Sep. 30, 2004      Sep. 30, 2004    Sep. 30, 2004
        Net income (loss)                          $  (750)          $  (750)          $(2,000)

        Increases (Decrease) in
        accrued expenses                               750               650             1,900
        stock paid for compensation                    100               100
                                                   -------           -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                0                 0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                             0                 0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses                         0               100               100

CASH RECONCILIATION

        Net increase (decrease) in cash                  0                 0                 0
        Beginning cash balance                           0                 0                 0
                                                   -------           -------           -------

CASH BALANCE AT END JUNE 30, 2004                  $     0           $     0           $     0
                                                   =======           =======           =======





   The accompanying notes are an integral part of these financial statements.

                                  RENFREW, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

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

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through September 30, 2004. For the quarter ended September 30, 2004, the registrant recognized a net loss of $250 as compared to $750 in the prior year's quarter. Some general and administrative expenses during the year were accrued. The decrease is costs was due to the lack of incorporation fees. For the nine months ended September 31, 2004 the registrant had $750 of general and administrative expenses as compared to $1,750 in the prior year. The decrease in expenses was due to the lack of incorporation fees. General and administrative comprised of expenses mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        RENFREW, INC.



Date:   November 22, 2004               /s/  Zak W. Elgamal
                                        --------------------------------
                                        Zak W. Elgamal
                                        President and CEO