Form 10KSB
period 2004-12-31
RENFREW INC
filed 2005-03-22
CIK 1257499

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

                              For Fiscal Year Ended
                                December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 18, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of March 18, 2005 is: 100,000 shares

As of March 12, 2005 we have not appointed a Transfer Agent.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through December 31, 2004. For the period ended December 31, 2004, the registrant recognized a net loss of $1,250. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                 RENFREW, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS






                        As of December 31, 2004 and 2003
                       And From Inception (JULY 22, 2003)
                            Through December 31, 2004


Renfrew, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #


         Independent Auditors Report                       F-1

         Balance Sheet                                     F-2


         Statement of Operations and Retained Deficit      F-3


         Statement of Stockholders Equity                  F-4


         Cash Flow Statement                               F-5


         Notes to the Financial Statements                 F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Renfrew, Inc.
(a development stage company)


We have audited the accompanying balance sheet of Renfrew, Inc. (a development stage company), as of December 31, 2004 and 2003, and the related statement of operations, equity and cash flows from inception (July 22, 2003) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renfrew, Inc. (a development stage company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows from inception (July 22, 2003)through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gately & Associates, LLC
Certified Public Accountants
1248 Woodridge Court
Altamonte Springs, FL
March 18, 2005


                                  RENFREW, INC.
                          (a development stage company)
                                  BALANCE SHEET
                  As of December 31, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                                  December 31, 2004   December 31, 2003
    Cash                                           $     (0)          $       (0)
                                                   ---------          -----------




    TOTAL ASSETS                                   $     (0)          $       (0)
                                                   =========          ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                               $  3,900           $    1,150
                                                   ---------          -----------

    TOTAL LIABILITIES                                 3,900                1,150

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                      100                  100

  Additional paid in capital                              0                    0

  Preferred Stock - Par value $0.001;
    10,000,000 shares authorized;
    none issued and outstanding                           0                    0

  Accumulated Deficit                                (4,000)              (1,250)
                                                   ---------          -----------

  Total stockholder's equity                         (3,900)              (1,150)
                                                   ---------          -----------


  TOTAL LIABILITIES AND EQUITY                     $     (0)          $       (0)
                                                   =========          ===========


   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                 For the twelve months ended December 31, 2004,
                    five months Ended December 31, 2003 and
            from inception (July 22, 2003) through December 31, 2004



                               Twelve Months    Five Months      From Inception
                                  Ended           Ended             Through
                               Dec. 31, 2004  Dec. 31, 2003      Dec. 31, 2004
REVENUE
    Sales                      $         0     $        0         $        0
    Cost of sales                        0              0                  0
                               -----------    -----------        -----------

GROSS PROFIT                             0              0                  0

GENERAL AND ADMINISTRATIVE
     OFFICE EXPENSES                 2,750          1,250              4,000
                               -----------    -----------        -----------

NET LOSS                            (1,250)        (1,250)            (4,000)

ACCUMULATED DEFICIT,
     BEGINNING BALANCE              (1,250)             0                  0
                               -----------    -----------        -----------

ACCUMULATED DEFICIT,
      ENDING BALANCE           $    (4,000)    $   (1,250)        $   (4,000)
                               ===========    ===========        ===========


NET EARNINGS PER SHARE

      Basic
      Net loss per share       $      (.04)    $     (.01)

      Weighted Average
      Common Shares
      Outstanding                  100,000        100,000






   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (July 22, 2003) through December 31, 2004


                                                           ACCUMULATED
                                SHARES     COMMON STOCK      DEFICIT        TOTAL
                               ---------   -------------   ------------   ---------
Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                100,000          $ 100      $      0     $    100

Net loss                                                      (1,250)      (1,250)
                               ---------    ------------    -----------   ---------
Total, December 31, 2003        100,000          $ 100      $ (1,250)    $ (1,150)

Net loss                                                      (2,750)      (2,750)
                               ---------    ------------    -----------   ---------
Total, December 31, 2004        100,000          $ 100      $ (4,000)    $ (3,900)
                               =========    ============    ===========   =========






   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                 For the twelve months ended December 31, 2004,
                     five months Ended December 31, 2003 and
            from inception (July 22, 2003) through December 31, 2004




                                      Twelve Months  Five Months   From Inception
                                          Ended        Ended           Through
                                     Dec. 31, 2004  Dec. 31, 2003   Dec. 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)               $(2,750)     $(1,250)         $ (4,000)

        Increases (Decrease) in
        accrued expenses                  2,750        1,150             3,900
        stock paid for compensation                      100               100
                                          --------    --------         ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS     0            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                  0            0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                  0            0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash       0            0                 0
        Beginning cash balance                0            0                 0
                                         --------    --------          ---------

CASH BALANCE AT END December 31, 2004   $     0      $     0          $      0
                                         ========    ========          =========





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

11.  Income Taxes:
     ------------

The Company has a net operating loss carry-forward of $2,000 which will expire during the year at $1,250 during 2023 and $2,750 during 2024. An allowance has been established for the resulting deferred tax asset so that it is fully reserved and not presented as an asset on the Balance Sheet.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and March 12, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                                 Age   Positions and Offices Held
----                                 ---   --------------------------

Zak W. Elgamal                       57    President, Chief Executive Officer,
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

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

         EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.2      By-laws  (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 0-30327).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

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

Dated: March 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                    DATE
----                     -----                                    ----

/s/ Zak W. Elgamal       President, Chief Executive Officer,      March 22, 2005
---------------------    Chief Financial Officer and
    Zak W. Elgamal       Director