Form 10QSB
period 2005-03-31
RENFREW INC
filed 2005-05-16
CIK 1257499

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 16, 2005: 100,000 shares of common stock outstanding, $0.001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the quarter ended May 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

                              As of March 31, 2005
                       And From Inception (JULY 22, 2003)
                             Through March 31, 2005



Renfrew, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                     Page #



         Balance Sheet                                     F-1


         Statement of Operations and Retained Deficit      F-2


         Statement of Stockholders Equity                  F-3


         Cash Flow Statement                               F-4


         Notes to the Financial Statements                 F-5


                                  RENFREW, INC.
                           (a development stage company)
                                  BALANCE SHEET
                   As of March 31, 2005 and December 31, 2004


                                     ASSETS


     CURRENT ASSETS                         March 31, 2005     December 31, 2004

         Cash                                   $     0             $     0
                                                --------            --------




         TOTAL ASSETS                           $     0             $     0
                                                ========            ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                       $ 4,250             $ 3,900
                                                 --------           --------

         TOTAL LIABILITIES                        4,250               3,900

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.001;
         100,000,000 shares authorized;
         100,000 issued and outstanding             100                 100

       Additional paid in capital                     0                   0

       Preferred Stock - Par value $0.001;
         10,000,000 shares authorized;
         none issued and outstanding                  0                   0

       Accumulated Deficit                       (4,350)             (4,000)
                                                --------            --------

       Total stockholder's equity                (4,250)             (3,900)
                                                --------            --------


       TOTAL LIABILITIES AND EQUITY             $     0             $     0
                                                ========            ========

   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
             For the three months ended March 31, 2005 and 2004, and
                 from inception (July 22, 2003) through March 31, 2005


                               Three Months    Three Months       From Inception
                                  Ended           Ended             Through
                               Mar. 31, 2005  Mar. 31, 2004      Mar. 31, 2005
      REVENUE
         Sales                 $         0     $        0         $        0
         Cost of sales                   0              0                  0
                                -----------    -----------        -----------

     GROSS PROFIT                        0              0                  0

     GENERAL AND ADMINISTRATIVE
          OFFICE EXPENSES              350            250              4,350
                                -----------    -----------        -----------

     NET LOSS                         (350)          (250)            (4,350)

     ACCUMULATED DEFICIT,
          BEGINNING BALANCE         (4,000)        (1,250)                 0
                                -----------    -----------        -----------

     ACCUMULATED DEFICIT,
           ENDING BALANCE      $    (4,350)    $   (1,500)        $   (4,350)
                                ===========    ===========        ===========


NET EARNINGS PER SHARE

         Basic
         Net loss per share    $      (.01)    $     (.01)

         Weighted Average
         Common Shares
         Outstanding               100,000        100,000






   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
             From inception (July 22, 2003) through March 31, 2005


                                                     ACCUMULATED
                           SHARES     COMMON STOCK     DEFICIT        TOTAL
                          ---------   -------------   ------------   ---------

Stock issued on acceptance
   Of incorporation expenses
   July 22, 2003                100,000          $ 100      $      0      $   100

Net loss                                                      (1,250)      (1,250)
                               ---------    ------------    -----------   ---------
Total, December 31, 2003        100,000          $ 100      $ (1,250)     $(1,150)

Net loss                                                      (2,750)      (2,750)
                               ---------    ------------    -----------   ---------
Total, December 31, 2004        100,000          $ 100      $ (4,000)     $(4,000)

Net Loss                                                        (350)        (350)
                               ---------    ------------    -----------   ---------

Total, March 31, 2005           100,000          $ 100      $ (4,350)     $(4,250)
                               =========    ============    ===========   =========






   The accompanying notes are an integral part of these financial statements.


                                  RENFREW, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
            For the three months ended March 31, 2005 and 2004, and
              from inception (July 22, 2003) through March 31, 2005


CASH FLOWS FROM OPERATING ACTIVITIES

                                   Three Months   Three Months    From Inception
                                       Ended          Ended           Through
                                   Mar. 31, 2005  Mar. 31, 2004    Mar. 31, 2005

        Net income (loss)                $ (250)    $  (250)           $(4,350)

        Increases (Decrease) in
        accrued expenses                    250         250              4,250
        stock paid for compensation                       0                100
                                         --------   --------           --------

NET CASH PROVIDED OR (USED) IN OPERATIONS     0           0                  0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                  0           0                  0

CASH FLOWS FROM FINANCING ACTIVITIES

        Stock issued on
          incorporation expenses              0         100                100

CASH RECONCILIATION

        Net increase (decrease) in cash       0           0                  0
        Beginning cash balance                0           0                  0
                                         --------   --------           --------

CASH BALANCE                             $    0     $     0            $     0
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

11.  Income Taxes:
     ------------

The Company has a net operating loss carry-forward of $4,350 which will expire during the year 2023-2025. An allowance has been established for the resulting deferred tax asset so that it is fully reserved and not presented as an asset on the Balance Sheet.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (July 22, 2003) through March 31, 2005. For the quarter ended March 31, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

                                        RENFREW, INC.



Date:   May 16, 2005                    /s/  Zak W. Elgamal
                                        --------------------------------
                                        Zak W. Elgamal
                                        President and CEO