Form 10QSB
period 2005-06-30
ASAH CORP
filed 2005-08-22
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50354

ASAH CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-0403551
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10039 Bissonnet #250 Houston, Texas	77036-7852
(Address of principal executive offices)	(Zip Code)

(713) 779-9800

(Registrant’s telephone number, including area code)

 Renfrew, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2005: 8,400,000 shares of common stock.

ASAH CORP.

(Formerly known as Renfrew, Inc.)

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ASAH Corp.

(a development stage company)

Financial Statements

ASAH CORP.

(a development stage company)

BALANCE SHEET

As of June 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	June 30, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,600	$3,900

TOTAL LIABILITIES	4,600	3,900

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Preferred Stock - Par value $0.001;
10,000,000 shares authorized;
none issued and outstanding	0	0

Accumulated Deficit	(4,700)	(4,000)

Total stockholders’ equity	(4,600)	(3,900)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ASAH CORP.

(a development stage business)

STATEMENT OF OPERATIONS

For the six months ended June 30, 2005 and 2004, and

from inception (July 22, 2003) through June 30, 2005

	Six Months Ended	Six Months Ended	From Inception Through
	June 30, 2005	June 30, 2004	To June 30, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE OFFICE EXPENSES	700	500	4,700

NET LOSS	(700)	(500)	(4,700)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(4,000)	(1,250)	(0)

ACCUMULATED DEFICIT, ENDING BALANCE	$(4,700)	$(1,750)	$(4,700)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(.01)	(.01)

Weighted Average
Number of Common Shares Outstanding	100,000	100,000

ASAH CORP.

(a development stage business)

STATEMENT OF OPERATIONS

For the three months ended June 30, 2005 and 2004, and

From Inception (July 22, 2003) through June 30, 2005

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS	(350)	(250)

The accompanying notes are an integral part of these financial statements.

ASAH CORP.

(a development stage business)

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (March 31, 2000) through June 30, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL
Stock issued on acceptance of incorporation expenses
July 22, 2003	100,000	$100	$0	$100

Net loss			$(1,250)	(1,250)

Total at December 31, 2003	100,000	100	(1,250)	(1,150)

Net loss			(2,750)	(2,750)

Total at December 31, 2004	100,000	100	(4,000)	(4,000)

Net loss			(700)	(700)

Total at June 30, 2005	100,000	$100	$(4,700)	$(4,600)

The accompanying notes are an integral part of these financial statements.

 ASAH CORP.

(a development stage business)

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005 and 2004 and

from inception (July 22, 2003) through June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	From Inception Through June 30, 2005

Net income (loss)	$(700)	$(500)	$(4,700)

Increases (Decrease) in accrued expenses	700	500	4,600
Stock paid for compensation		0	100

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ASAH CORP.
NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry — ASAH CORP. (the Company), formerly known as Renfrew Inc., a Company incorporated in the state of Delaware as of July 22, 2003, plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in the Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls the Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

ASAH CORP.
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments - The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time the Company has no deposits that are at risk.

2. Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time the Company has not identified the business that it wishes to engage in.

The Company’s shareholders fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

ASAH CORP.
NOTES TO FINANCIAL STATEMENTS

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder’s Equity:

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

10. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11. Income Taxes:

The Company has a net operating loss carry-forward of $4,350 which will expire during the year 2023-2025. An allowance has been established for the resulting deferred tax asset so that it is fully reserved and not presented as an asset on the Balance Sheet.

12. Subsequent Event:

On July 22, 2005, the Company issued 3,950,000 shares to Zak Elgamal and 3,950,000 shares to Jaime Olmo Rivas for services rendered. Then on August 8, 2005 the Company issued 200,000 shares each to Rogelio Martinez and Maregaret Cruz for services rendered.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (July 22, 2003) through June 30, 2005. For the quarter ended June 30, 2005, the registrant recognized a net loss of $4,700. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

ASAH’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sports Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sports Source’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ASAH CORP.
Registrant

Date: August 22, 2005	By: /s/ Zak W Elgamal
Zak W. Elgamal
President, Chief Executive Officer,
Chairman of Board of Directors