Form 10QSB
period 2005-09-30
ASAH CORP
filed 2005-11-15
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 21,388,100 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ASAH CORP.

CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASAH CORP.

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGES	4 - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ASAH CORP.

CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$49,011
Accounts receivable, net	1,257,550
Prepaid expenses and other current assets	10,963
Total Current Assets	1,317,524

PROPERTY AND EQUIPMENT, NET	67,508

OTHER ASSETS
Deposits	42,558

TOTAL ASSETS	$1,427,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,524
Deposits	75,000
Loan payable – stockholder	15,000
Accrued income tax	420,535

TOTAL CURRENT LIABILITIES	606,059

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,000,000 shares issued and outstanding	12,000
Additional paid-in capital	18,238
Retained earnings	791,293
Total Stockholders’ Equity	821,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,427,590

See accompanying notes to condensed financial statements.

ASAH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

REVENUE, NET	$1,073,930	$812,514	$2,951,303	$2,416,504

OPERATING EXPENSES
General and administrative	244,958	131,787	549,409	359,826
Salaries	468,218	331,069	1,244,907	830,587
Contract fees	221,424	285,334	641,701	754,192
Rent	17,635	19,147	58,615	58,812
Total Operating Expenses	952,235	767,337	2,494,632	2,003,417

NET INCOME FROM OPERATIONS	121,695	45,177	456,671	413,087

OTHER INCOME
Interest income	36	177	116	534
Total Other Income	36	177	116	534

INCOME FROM OPERATIONS	121,731	45,354	456,787	413,621

Provision for Income Taxes	43,173	16,463	162,118	150,144

NET INCOME	$78,558	$28,891	$294,669	$263,477

Net income per share - basic and diluted	$0.01	$-	$0.02	$0.02

Weighted average number of shares outstanding during the period – basic and diluted	12,000,000	12,000,000	12,000,000	12,000,000

See accompanying notes to condensed financial statements.

ASAH CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,668	$263,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,685	8,601
Provision for uncollectible accounts	12,222	900
Changes in operating assets and liabilities:
Increase in accounts receivable	(562,285)	(116,464)
(Increase) Decrease in prepaid expenses	33,567	(33,490)
Increase in accounts payable and accrued expenses	25,708	19,744
Increase in accrued taxes	160,545	140,198
Increase in deposits	45,000	-
Decrease in accounts payable - related party	-	(247,500)
Net Cash Provided By Operating Activities	23,110	35,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(4,308)	(1,500)
Purchase of property and equipment	(31,135)	(6,013)
Net Cash Used In Investing Activities	(35,443)	(7,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable - stockholder	40,000	-
Repayments on loan payable - stockholder	(25,000)	-
Net Cash Provided By Financing Activities	15,000	-

NET INCREASE IN CASH	2,667	27,953

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,344	35,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,011	$62,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$6,681	$9,147

See accompanying notes to condensed financial statements.

ASAH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

ASAH Corp. (the “Company”) formerly known as Renfrew, Inc., was incorporated in the State of Delaware on July 22, 2003. On October 10, 2005, the Company was acquired in a reverse merger transaction by American Surgical Assistants, Inc. a Texas Corporation. American Surgical Assistants, Inc. is treated as the accounting acquirer. Accordingly, share and per share amounts have been retroactively restated to those of the accounting acquirer, American Surgical Assistants, Inc. (See Note 6).

(B) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

ASAH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

(G) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable approximate fair value due to the relatively short period to maturity for this instrument.

(H) Revenue Recognition

The Company recognizes revenue at the time the services are provided based on the contract amount or the estimated insurance reimbursement at the time of service.

(I) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144, which requires that long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets annually. SFAS No. 144 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

ASAH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

(L) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2005 and 2004 consisted of the following:

	2005	2004

Accounts receivable	$1,262,353	$820,946
Less: allowance for doubtful accounts	(4,803)	(328)

Accounts receivable, net	$1,257,550	$820,618

For the periods ended September 30, 2005 and 2004, the Company recorded a provision for doubtful accounts of $12,222 and $900, respectively.

NOTE 3	LOAN PAYABLE - STOCKHOLDER

During 2005, the Company received a loan of $40,000 from a company related to its President. The loan is unsecured, interest free and due on demand. As of September 30, 2005, the outstanding balance was $15,000 (See Note 6).

NOTE 4	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During July 2005, the Company renewed a service agreement with its President for a period of five years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of $10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a severance equal to $3,000,000, and an option to purchase 5% of any shares issued by the Company during the term of the contract at a discount price equal to 25% of the closing price on the date issued by the Company.

ASAH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

During July 2005, the Company renewed a service agreement with its Vice President for a period of five years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the Vice President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of $10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a contract termination payment equal to $3,000,000 and an option to purchase 5% of any shares issued by the Company during the term of the contract at a discount price equal to 25% of the closing price on the date issued by the Company.

NOTE 5	RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $31,500 and $27,000, respectively.

During 2005, the Company received a working capital loan of $40,000 from a company related to its President and repaid $25,000.

NOTE 6	SUBSEQUENT EVENT

During October 2005, the Company repaid $15,000 of a loan from a company related to its President.

During October 2005, the Company issued 9,388,100 shares of common stock valued at historical cost to the stockholders of ASAH Corp. upon completion of the reverse merger.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

ASAH Corp. (the “Company”) formerly known as Renfrew, Inc., was incorporated in the State of Delaware on July 22, 2003. On October 10, 2005 (the “Effective Date”), pursuant to a Stock Purchase Agreement and Share Exchange (the “Agreement”) by and among ASAH Corp., a Delaware corporation (“ASAH”); American Surgical Assistants, Inc. (“ASA”) and the shareholders of American Surgical Assistants, Inc. “Shareholders”) (collectively ASA and the ASA shareholders shall be known as the “ASA Group”), ASAH purchased all of the outstanding shares of ASA for a total of 12,000,000 shares of ASAH’s common stock to the ASA shareholders. Pursuant to the agreement, ASA became a wholly owned subsidiary of ASAH.

The Company currently generates all of its revenue from its acquisition of ASA. The following sets forth the business plan of ASA:

American Surgical Assistants, Inc. is a Texas corporation that is the largest provider of surgical assistant services to patients, surgeons and healthcare institutions in the Houston area. The utilization of the services of surgical assistants is a cost savings for patients, insurance carriers, hospitals and surgeons, offering an alternative to the cost of one aspect of healthcare, without compromising the quality of service to the patient. We are currently implementing our business plan to become a nationwide leader in the surgical assistant industry. ASA is a Healthcare Staffing Firm certified by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Surgical assistants are highly skilled, fully trained, and credentialed through a highly scrutinized and extensive process similar to that utilized to evaluate physicians for credentialing purposes. These assistants are an integral part of the surgical team and provide their services to patients during surgery including, but not limited to: identification of anatomical landmarks, securing blood vessels, recognizing pathological situations and providing and securing adequate, safe and proper exposure of the operative field, closure of the surgical wound, and the application of casts and dressings. They also perform other duties, within the scope of their professional license, delegated by the operating surgeon. ASA surgical assistants provide services in the general surgery, ob-gyn, orthopedic, plastic surgery, urology, cardiac and neurology and other areas.

ASA assistants are fully trained international medical graduate physicians, registered nurses and certified surgical assistants. Most surgical assistants working with AMA are international medical graduate physicians (IMG’s), who are citizens and residents of the US and have completed their medical education outside the US & Canada. They do not practice in the US as medical doctors, but practice within the scope of their license as a Texas surgical assistant under the direct supervision of licensed physicians. Registered nurses can also be licensed surgical assistants. Certified surgical assistants are certified by a national certifying agency.

There are various levels of surgical assistants:

First Assistant:

The first assistant on a surgical procedure is defined as the individual providing primary assistance to the primary (main) surgeon, during a surgical procedure. This individual cannot be involved in any other role or function during the surgical procedure and must be listed on the operative record as the first assistant.

Although descriptions may vary from institution to institution, the role of the first assistant requires active participation during the surgical procedure. This involves providing exposure, hemostasis, tying or sewing plus other functions (excluding acting as the scrub nurse or technician) as determined by the primary surgeon responsible for the patient and procedure.

Second Assistant:

This individual is not the primary assistant to the primary surgeon and is hereby defined and designated as a retractor holder. An assistant as defined under this section does not qualify as a first assistant.

Each Licensed/Certified Surgical Assistant is required to acquire 50 recertification hours in a two-year period and must submit a professional activity report every two years. Additionally, they must have assisted on a minimum of 400 procedures or 500 hours every two years in the role of a first assistant (ABSA Standards for recertification).

The Company’s main source of revenue is third party insurers. In addition, a smaller percentage of the revenue is generated from the patients’ share of the fee that is not covered by the insurers. Another source of revenue is hospital service contracts, in the form of a monthly stipend for On-Call coverage. We are presently providing services to Medicare, Medicaid, Champus and many other providers free of charge, the reason being that these insurers do not reimburse surgical assistants at the present time. Currently, the Company provides surgical assistant services to the medical community in the Greater Houston area. The Company’s staff and associates are currently credentialed and/or providing services to surgeons and patients at numerous hospitals and surgery centers.

Employees

As of October 10, 2005, the Company has 41 full time employees.

Plan of Operations

Our goal is to expand our leadership position within the surgical assisting staffing sector. The key components of our business strategy include:

Strengthen and Expand Our Relationships with Hospitals in the Houston area and throughout Texas. We continue to strengthen and expand our existing relationships with hospitals, and to develop new relationships. Hospitals are seeking a strong business partner for outsourcing of surgical assisting services and who can fulfill the quantity and quality of their surgical assisting needs. We believe that our proven ability to fill our clients’ surgical assisting needs provide us with the opportunity to expand into new hospitals and strengthen our current client relationships.

Expanding Our Network of Qualified Surgical Assisting Professionals. Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified surgical assisting professionals. ASA assistants are fully trained international medical graduate physicians, registered nurses and certified surgical assistants. Most surgical assistants working with AMA are international medical graduate physicians (IMG’s), who are citizens and residents of the US and have completed their medical education outside the US & Canada. We continue to build our supply of surgical assisting professionals through referrals from our current surgical assisting professionals, as well as through advertising and internet sources.

Strategic Acquisition Opportunities. In order to enhance our competitive position, we will selectively explore acquiring complementary businesses. Upon completing acquisitions, we will implement our proven business model in order to achieve greater productivity, operating efficiencies and financial results.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Revenues of $1,073,930 and $2,951,303 for the three and nine months ended September 30, 2005, respectively, increased by $261,416 and $534,799 during the three and nine months ended September 30, 2004. The increase in revenues for the periods was attributable to increasing the hospitals served and under contract.

 Costs and Expenses

Costs and expenses for the three and nine months ended September 30, 2005 increased to $952,235 and $2,494,632, respectively, representing an increase of $184,898 and an increase of $491,215 over costs and expenses of $767,337 and $2,003,417 during the three and nine months ended September 30, 2004. The increase in costs and expenses for the three and nine month periods were primarily attributable to the increase of cost to service the new hospitals during 2005 and a corresponding increase in salaries expense These increases in salaries were consistent with the percentage increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had $49,000 in cash. Our general and administrative expenses are expected to average $300,000 per month for the next 12 months based upon our projected operating budget. These projected expenses do not include any costs that may be incurred for acquisitions of complimentary businesses.

Our operating activities used cash of $294,668 during the quarter ending September 30, 2005. As of September 30, 2005, we had total current assets of $1,427,590 including cash of $49,000. As of September 30, 2005 our total current liabilities amounted to $606,059.

During 2005, the Company received a loan of $40,000 from a company related to its President. The loan is unsecured, interest free and due on demand. As of September 30, 2005, the outstanding balance was $15,000. During October 2005, the Company repaid $15,000 of a loan from a company related to its President.

The Company’s need for capital may change dramatically as a result of any additional business acquisition or combination transaction. There can be no assurance that the Company will identify any additional suitable business or acquisition opportunity in the future. Further, even if the Company locates a suitable target, there can be no assurance that the Company would be successful in consummating any acquisition or business consolidation on favorable terms or that it will be able to profitably manage the business, if acquired or otherwise engaged.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, audited financial statements and projections, and management’s views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes the Company to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors.

Management’s plan is to obtain outside financing and increase our revenues to sufficiently cover its operating costs and to acquiring additional companies which will provide surgical assisting and complementary management services. If management is unable to obtain financing on reasonable terms, the Company could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on the Company’s business, operating results, or financial condition.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, ASAH’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on ASAH’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Stock issuances

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ASAH CORP.
Registrant

Date: November 14, 2005	By: /s/ Zak W Elgamal
Zak W. Elgamal
President, Chief Executive Officer,
Chairman of Board of Directors