Form 10KSB
period 2005-12-31
ASAH CORP
filed 2006-04-17
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-50354

ASAH CORP.

(Name of small business issuer in its charter)

DELAWARE	98-0403551
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10039 Bissonnet #250, Houston, Texas	77036-7852
(Address of principal executive offices)	(Zip Code)

(713) 779-9800

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

Revenues for year ended December 31, 2005: $4,729,390

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005 and April 14, 2006 was: $0

Number of shares of the registrant's common stock outstanding as of April 14, 2006 was: 29,013,100

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

TABLE OF CONTENTS

PART I		1
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6
PART II		7
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7
ITEM 6.	MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	10
ITEM 8A.	CONTROLS AND PROCEDURES	12
PART III		20
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	12
ITEM 10.	EXECUTIVE COMPENSATION	13
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	13
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	14
PART IV		14
ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K	25
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	15
SIGNATURES		16

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Delaware under the name Renfrew, Inc. on July 22, 2003. On October 31, 2003, pursuant to an agreement between us, Christopher Penner and Zak Elgamal and Jaime Olmo-Rivas ("Agreement"), Mr. Elgamal and Jaime Olmo-Rivas purchased all of our issued and outstanding shares of common stock for total consideration of $26,000. We subsequently filed Articles of Amendment with the State of Delaware changing our name to ASAH Corp. Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we obtained all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas, the sole shareholders of American Surgical Assistants, Inc., in consideration for the issuance of 6,000,000 shares of our common stock to Mr. Elgamal and 6,000,000 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 12,000,000 shares of our common stock. Pursuant to the Stock Purchase Agreement and Share Exchange, American Surgical Assistants, Inc. became our wholly owned subsidiary. The purpose for this reorganization with American Surgical Assistants, Inc. was to obtain an operating company which we believed has a successful business plan. Now, through our subsidiary, we provide surgical assistant services to patients, surgeons and healthcare institutions.

Our Company

American Surgical Assistants, Inc. (ASA) is a Texas corporation that is the largest provider of surgical assistant in the five counties of the Greater Houston, Texas area. Utilization of the services of surgical assistants is a cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions offering an alternative to the cost of one aspect of healthcare without compromising the quality of service to the patient. We are currently implementing our business plan to become a nationwide leader in the surgical assistant industry. ASA is a Healthcare Staffing Firm certified by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), ASA was the first surgical assistant staffing company to be certified by JACHO in the nation.

Our surgical assisting services are marketed to hospitals, surgeons and healthcare facilities. The Company’s staff and associates are currently credentialed and providing services to surgeons and patients at numerous hospitals and surgery centers in the Greater Houston area. We market our services under the brand name American Surgical Assistants, Inc. (ASA).

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

Surgical assistants are highly skilled, fully trained professionals; they are credentialed through a highly scrutinized and extensive process similar to that utilized to evaluate physicians for credentialing purposes. These assistants are an integral part of the surgical team and provide their services to surgeons and their patients during the performance of the surgical procedure including, but not limited to; identification of anatomical landmarks, securing blood vessels, recognizing pathological situations and providing and securing adequate, safe and proper assistance in exposure of the operative field, closure of the surgical wound, and the application of casts and dressings. They also perform other duties, within the scope of their professional license as instructed or delegated by the operating surgeon. ASA surgical assistants provide services in general surgery, obstetrics and gynecology, orthopedic surgery, plastic surgery, urology, cardiovascular surgery, neurosurgery and other surgical disciplines. ASA utilizes recruiting strategies that are designed to enhance our ability to successfully attract and retain surgical assistant professionals from both domestic and international sources.

At the end of 2005, we had surgical assistant professionals on assignment at over 28 different hospitals and healthcare facilities throughout the Greater Houston, Texas area. Our hospital and healthcare facility clients utilize our services, exclusively in the majority of surgical cases, to effectively manage their surgical staffing needs without having to deal with fluctuations due to attrition, new unit openings, seasonal patient census variations, etc. and other short and long-term staffing needs. In addition to providing continuity of care and quality patient care, we contribute the facilities’ desire to enter into service contracts with us to our uniquely qualified and superiorly skilled surgical assisting professionals, our ability to meet the clients’ specific staffing needs, our flexible staffing assignments, and our reliable and superior customer service. Such business model was developed over more than twenty years of continuous research and improvement and through monitoring of the quality of service and examination of feed back from our clients.

There are various levels of surgical assistants:

First Assistant:

A first assistant on a surgical procedure is defined as the individual providing primary assistance to the surgeon during actual surgical procedure. This individual and must be listed on the Operative Record as such.

Although descriptions may vary from institution to institution, the role of the first assistant requires active participation during the surgical procedure. This involves providing exposure, hemostasis, tying and suturing plus other functions as instructed by the primary surgeon responsible for the patient and procedure. (Surgical Assistants do not act in the capacity of scrub nurse or technician).

Second Assistant:

An assistant functioning as second assistant may be needed in certain procedures where there is a need for the primary surgeon to have either another surgeon assisting in the first assistant capacity or two surgical assistants (First and second).

Each Licensed/Certified Surgical Assistant is required to acquire continued medical education for recertification purposes every two-year period and must submit a professional activity report every two years. Additionally, they must have assisted on a minimum number of procedures or hours every two years in the role of a first assistant (American Board of Surgical Assistants standards for recertification), the actual number of procedures and hours required may vary according to the specific rules and regulations of different licensing and certifying bodies.

Our large number of hospital and healthcare facility clients in Houston provides us with the opportunity to expand our surgical assisting services throughout the state of Texas. We provide our surgical assisting professionals with an attractive compensation package and professional liability insurance. We believe that we attract and retain the highest quality surgical assisting professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our current and former healthcare professionals.

Industry Overview

Total healthcare expenditures in the United States were estimated at $1.9 trillion during 2005, representing approximately 15.6 percent of the U.S. gross domestic product, and grew approximately 7 percent over 2004 according to the Centers for Medicare & Medicaid Services. Over the next decade, an aging U.S. population and advances in medical technology are expected to drive increases in hospital patient populations and the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase to approximately $3.6 trillion by 2014.

The temporary healthcare staffing industry accounted for approximately $10.0 billion in revenue in 2005 according to estimates by The Staffing Industry Report., The temporary healthcare staffing industry was estimated to have grown 2.5 percent in 2005 and has grown each year at a compound annual growth rate of approximately 9 percent since 1997, except during 2003 and 2004 when the industry declined on an annual basis. We believe that the decline during 2003 and 2004 reflected hospitals’ increased focus on internal nurse recruitment efforts, over-utilization of permanent labor staff and greater reliance on cost control efforts to reduce outsourced staffing solutions. In 2005, increased job turnover among permanent staff at the hospitals contributed to higher utilization of temporary nurses.

We expect the healthcare staffing industry to grow modestly in 2006 based on favorable economic conditions and an increase in hospital staff job openings and turnover. While this growth is expected to be positive and expand the opportunities available to healthcare professionals, the available supply of professionals is not expected to keep pace with the increase in demand.

As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for both temporary and permanent healthcare professionals. In addition, enhanced healthcare technology has increased the demand for specialty surgical assistants who are qualified to assist and operate advanced medical equipment and perform complex medical procedures.

Most regions of the United States are experiencing a pronounced shortage of physicians and registered nurses. The Bureau of Labor Statistics projects that the incremental job openings for physicians and surgeons from 2002 to 2012 will be 114,000, an increase of 19.5 percent over ten years. The U.S. Department of Health and Human Services reported that the registered nurse workforce is expected to be 29 percent below projected requirements by 2020. Faced with increasing demand and tight supply for physicians and nurses, hospitals are utilizing more temporary physicians and nurses to meet staffing requirements.

Competition

The healthcare staffing industry is highly competitive. We compete in regional and local markets with full-service staffing companies and specialized temporary staffing agencies. We also compete with hospital systems that have developed their own recruitment departments and staffing pools to attract highly qualified healthcare professionals. We compete with other surgical assisting staffing companies for hospital and healthcare facility clients on the basis of the quality of our healthcare professionals, the timely availability of our professionals with requisite skills, the quality, breadth and price of our services, our customer service, and our recruitment expertise.

We believe that larger, national firms enjoy distinct competitive advantages over smaller, local and regional competitors in the healthcare staffing industry. More established firms have a larger pool of available candidates, substantial word-of-mouth referral networks and more recognizable brand names, enabling them to attract a consistent flow of new applicants. We are developing a deeper, more comprehensive infrastructure with a more established business framework and processes that provide the foundation for national recognition, such as our accreditation with the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) staffing agency certification. The greater financial resources of larger firms also make it relatively easier to provide payroll and other benefits for its healthcare professionals.

Services Provided

•	General surgery and bariatric surgery (stomach stapling, weight reduction surgery, etc.)
•	Obstetrics and Gynecology, including laparoscopic procedures.
•	Vascular surgery: peripheral vascular (AAA’s, etc.).
•	Cardiac surgery: (CABs, etc., including both open and laparoscopic vein harvesting).
•	Orthopedic surgery, including total joint replacements, back surgery including instrumentation, arthroscopic joint surgery, etc.

•	Neurosurgery, both central and peripheral
•	Urology and genital system
•	Plastic and reconstructive surgery

Our Business Model

We have developed and continually refined our business model to achieve greater levels of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our surgical assistant professionals and our hospital and healthcare facility clients.

Marketing and Recruitment of New Surgical Assistant Professionals

We believe that surgical assistant professionals are attracted to us because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our diverse offering of work assignments that provide the opportunity to work on numerous surgical cases. We believe that our recruiting strategy makes us more effective at reaching a larger number of new surgical assistants.

Screening, Background checks, Licensing and Quality Management

Through our Credentialing, Risk Management and Human Resources departments, we screen all candidates prior to placement, and we continue to evaluate our surgical assistant professionals to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our professionals have the appropriate experience, credentials and skills for the cases they are assigned. Our experience has shown us that well-matched placements result in satisfied surgeons, patients, and clients.

Placement

Hospitals and surgeons notify us of their case needs on a daily basis. Surgical assistant orders are entered into our information network by our hospital account managers and are then scheduled by our executive operations manager who selects the best suited surgical assistant professional and confirms placements with the hospital or healthcare facility. Our operations management team provides and schedules our services twenty four hours per day with an average response time of thirty (30) minutes. We pride ourselves on our understanding the personal and distinctive technique of each surgeon which leads to the development of a high standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique. Thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safe outcome of the surgery to the patient.

Employee Professional Compensation and Benefits

Our surgical assistants are compensated at an hourly rate of $30.00 to $69.00. In our effort to attract and retain highly qualified surgical assistants and employees, we offer a variety of benefits. These benefits may include:

•	Annual paid vacation time for full time employees
•	Workers Compensation Insurance and Accident Insurance.
•	401K Retirement Plan for qualified employees
•	Reimbursement for individual Professional Liability Insurance and other qualified educational expenses required for maintaining licensure and/or certification.
•	Major Medical and Dental insurance available
•	Flexible Spending Account for full time employees
•	Digital pagers and other necessary communication equipment
•	Membership to the Houston Federal Credit Union

Information Systems

Our primary management information systems are centralized and controlled in our corporate headquarters in Houston, TX. We have developed and currently operate information systems that include integrated processes for dispatching and scheduling, billing services and hospital and network contract management. These systems provide our staff with fast, detailed information regarding individual cases, hospitals and clients.

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. Assistants employed by American Surgical assistants, Inc. are either licensed in the state of Texas, or certified by one of the national certifying boards. Those who are not yet licensed either have applications for license pending or are currently being processed. We take measures to ensure compliance with all material state licensure requirements. In addition, we received our JCAHO Corporate Certification and we were the first surgical assisting firm in the country to receive the prestigious JCAHO Certification.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently use the offices of our management located at 10039 Bissonnet #250, Houston, Texas 77036-7852. During 2001, we entered into a sublease agreement with a company owned by related parties for a term of seven years ending February 2008. The agreement calls for monthly lease payments of $5,570 through March 2005 and then annual increases through February 2008. Total rent expense for the years ended December 31, 2005 was $79,765.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for our common stock.

Holders

As of April 14, 2006, there are approximately 86 holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On July 22, 2003, we issued 100,000 shares to Chris Penner for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. On October 31, 2003, Chris Penner transferred the 100,000 shares to Zak Elgamal and Jaime Olmo-Rivas in the following manner: 50,000 shares to Zak Elgamal and 50,000 shares to Jaime Olmo-Rivas. Such transfer was pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On July 7, 2005, we issued 3,950,000 restricted shares of the Company’s common stock to Zak W. Elgamal, our President, Chief Executive Officer, and Director for services rendered and 3,950,000 restricted shares of our common stock to Jaime Olmo-Rivas for services rendered. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On October 10, 2005, we issued 6,000,000 restricted shares of our common stock to Mr. Elgamal and 6,000,000 restricted shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 12,000,000 restricted shares of our common stock pursuant to the Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc.

On December 15, 2005, we issued a total of 2,063,100 restricted shares of our common stock to 81 investors pursuant to our private placement. Such shares were issued in reliance on an exemption from registration under Rule Section 4(2) of the the Securities Act of 1933.

On December 15, 2005, we issued 900,000 restricted shares of our common stock to Global Business Resources, Inc. for consulting services rendered to us. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On December 15, 2005, we issued 450,000 restricted shares of our common stock to Anslow & Jaclin, LLP for legal services rendered to us. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On December 15, 2005, we issued a total of 600,000 restricted shares of our common stock to Margaret Cruz,

Rogelio S. Martinez and to Nayef Nassar in exchange for services rendered to us. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On December 23, 2005, we issued 2,500,000 restricted shares of our common stock to Bland Chamberlain and 2,500,000 restricted shares of our common stock to Jose Chapa, Jr. pursuant to consulting agreements. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of April 13, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our main source of revenue is third party insurers. In addition, a smaller percentage of the revenue is generated from the patients' share of the fee that is not covered by the insurers. Another source of revenue is hospital service contracts, in the form of a monthly stipend for On-Call coverage. We are presently providing services to Medicare, Medicaid, Champus and many other providers free of charge, the reason being that these insurers do not reimburse surgical assistants at the present time. Currently, we provide surgical assistant services to the medical community in the Greater Houston area. Our staff and associates are currently credentialed and/or providing services to surgeons and patients at numerous hospitals and surgery centers.

Plan of Operations

Our goal is to expand our leadership position within the surgical assisting healthcare staffing sector in the United States. The key components of our business strategy include:

•

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities.

We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing that can fulfill the quantity, breadth and quality of their surgical assisting staffing needs and help them develop strategies for the most cost-effective surgical assisting staffing methods. Understanding the personal and distinctive technique of each surgeon leads to the development of a high standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique, thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safe outcome of the surgery to the patient. In addition, over the last few years, hospitals and healthcare facilities have shown an interest in working with a limited number of vendors to increase efficiency. We believe that our proven ability to fill our clients’ staffing needs provide us with the opportunity to serve our client facilities that implement this strategy. Because we possess a large network of available surgical assistants, we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective solutions to meet their surgical assisting staffing needs.

•

Expanding Our Network of Qualified Surgical Assistant Professionals.  Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified surgical assistant professionals. We continue to build our supply of professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. Most surgical assistants working with American Surgical Assistants, Inc. are international medical graduate physicians (IMG’s/FMG’s). these IMG’s are not licensed physicians in the United States and do not practice in the US as medical doctors.

•

Expanding Service Offerings Through New Staffing Solutions.  In order to further enhance the growth in our business and improve our competitive position in the surgical assisting healthcare staffing sector, we continue to introduce new service offerings. As our hospital and healthcare facility clients’ needs change, we constantly explore what additional specialized surgical assisting services we can provide to better serve them. Our recruiting efforts include attracting highly specialized surgical assistants in areas of all surgical disciplines and sub-specialties. Properly qualified and trained to the highest standards, our staff is capable of providing valuable assistance on a wide variety of surgical procedures.

•

Expanding Our Geographic Presence.  We provide surgical assistant services to hospitals, surgeons and their patients in the greater Houston area. In order to further enhance the growth in our business and improve our competitive position in the surgical assisting healthcare staffing sector, we are currently seeking new geographic locations throughout Texas and the U.S. Our success in the Greater Houston Area has created opportunities to expand our services throughout Texas and the U.S.A. Demand is created due to the to the utilization of the services of surgical assistants, the cost effectiveness to the patient, the insurance carrier, the hospital and the surgeon, offering a reasonable alternative to the increasing cost of one aspect of healthcare without compromising the quality of service to the patient. Legislative Changes are Expected To Increase Demand. Texas has currently implemented Licensed Surgical Assistants, while Illinois has implemented registration of Certified Surgical Assistants and Kentucky has passed legislation permitting reimbursement for Surgical Assistants. Other states have some form of legislation either pending or being considered regarding Surgical Assistants. Such legislative changes will support the growth of our business.

•

Building the Strongest Management Team to Optimize Our Business Model.  Our operations management team is comprised of highly skilled and experienced surgical assistants. We have continued to focus on training and professional development for all levels of management and have hired several additional experienced management members over the last few years. Our management team has been further broadened and strengthened by the addition of two extremely well experienced consultants.

•

Capitalizing on Strategic Acquisition Opportunities.  In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. We believe we have opportunities for strategic acquisitions which will increase our staffing solutions to our hospital and healthcare facility clients and acquisitions that will give us a foothold into new geographic markets.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004

Revenues

Revenue increased 54% to $4,428,408 for twelve months ended December 31, 2005 from $2,742,736 for the twelve months ended December 31, 2004 an increase of $1,685,672. The increase in revenues for the periods was attributable to an increase in new business resulting in increased service fees for our surgical assistant services. Additionally, we began the year with approximately 12 hospital and healthcare facilities, and at the end of 2005, we had surgical assistant professionals on assignment at over 28 different hospitals and healthcare facilities throughout the Greater Houston, Texas area. During 2005 we instituted new internal billing procedures that resulted in increased revenue from higher collections by approximately 2% from 20004 as well as an increase in the average bill rates charged to third party insurers.

Costs of Revenue.

Costs of revenue increased by 62%, to $3,300,181 for 2005 from $2,032,363 for 2004. The increase was attributable to the increase of the number of surgical assistants we employed or contracted for services.

Gross Profit. Gross profits increased by 42%, to $1,519,127 for 2005 from $1,065,456 for 2004, representing gross margins of 35% and 38%, respectively. The increase in gross margins was primarily attributable to an increase in the spread between bill rates and pay rates.

Selling, General and administrative expenses for the twelve months ended December 31, 2005 increased to $817,252 from $811,493 for the twelve months ended December 31, 2004, representing an increase of $5,759. The increase in costs and expenses for the twelve month periods were primarily attributable to the increase increases in employee expenses and increased cost to service new clients during 2005.

Income Tax Expense. Provision for Income Tax expense increased to $244,597 for 2005 from $93,821 for 2004. Future cash flow of the company will be affected by the reversal of temporary income tax deferral.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.

As of December 31, 2005, we had $133,194 in cash. Our general and administrative expenses are expected to average $100,000 per month for the next 12 months based upon our projected operating budget. Historically, our principal working capital need has been for accounts receivable. Our principal source of cash to fund our working capital needs are generated from operating needs and borrowings. As the company increases its revenues, our need for working capital for accounts receivable will increase. We will utilize cash from operations or from borrowings. These projected expenses do not include any costs that may be incurred for acquisitions of complimentary businesses. We expect to be able to finance future acquisitions whether with cash provided from operations, borrowings, dent or equity offerings, or some combination of the foregoing.

Our operating activities used cash of $116,600 during the year ending December 31, 2005. As of December 31, 2005, we had total current assets of $1,890,237 including cash of $133,194. As of December 31, 2005 our total current liabilities amounted to $772,534.

During 2005, we received a loan of $40,000 from a company related to our President. The loan is unsecured, interest free and due on demand. As of December 31, 2005, the outstanding balance was $15,000. During October 2005, we repaid $15,000 of a loan from a company related to our President as well as the additional $40,000 of the loan from a company related to our President.

Our need for capital may change dramatically as a result of any additional business acquisition or combination transaction. There can be no assurance that we will identify any additional suitable business or acquisition opportunity in the future. Further, even if we locate a suitable target, there can be no assurance that we would be successful in consummating any acquisition or business consolidation on favorable terms or that it will be able to profitably manage the business, if acquired or otherwise engaged.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its diligence phase. Management will rely heavily on a business plan, audited financial statements and projections, and management's views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. Unless something comes to the attention which causes us to have serious concerns on the viability or integrity of the financial records and business projections, which would result in a disqualification of such candidate, a transaction would be approved by the Board of Directors.

Management's plan is to obtain outside financing and increase our revenues to sufficiently cover its operating costs and to acquiring additional companies which will provide surgical assisting and complementary management services. If management is unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

We recognize revenue in accordance with SAB 101 and 104. Revenue from services is recorded at the estimated insurance reimbursement at the time of service. Revenue from contract services is recognized over the contract period as services are performed.

Our significant accounting policies are summarized in Note 1 of our financial statements.

We have adopted the following accounting standards. While all these significant accounting policies impact our financial condition and results of operations, our views of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this statement on the financial statements.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Until such time as our shares are traded on a national exchange, our shareholders can communicate with us by contacting our director at the information set forth herein.

ITEM 7.	FINANCIAL STATEMENTS

ASAH CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

ASAH CORP. AND SUBSIDIARY

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

PAGES	6 - 13	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

ASAH Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of ASAH Corp. and subsidiary as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 (consolidated) and 2004 (combined). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ASAH Corp. and subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 (consolidated) and 2004 (combined) in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

April 14, 2006

ASAH CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$133,194
Accounts receivable, net	1,635,513
Advances to employees	15,555
Prepaid expenses	16,057

TOTAL CURRENT ASSETS	1,800,319

PROPERTY AND EQUIPMENT, NET	64,903

TOTAL ASSETS	$1,865,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$35,352
Accounts payable and accrued expenses	144,168
Due to related party	90,000
Accrued income tax	471,543

TOTAL CURRENT LIABILITIES	741,063

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,013,100 shares issued and outstanding	29,013
Additional paid-in capital	459,880
Deferred compensation	(243,750)
Retained earnings	879,016
Total Stockholders’ Equity	1,124,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,865,222

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005 (Consolidated)	2004 (Combined)

REVENUE
Service fees	$4,338,490	$2,742,736
Contract fees	390,900	355,083
Total Revenues	4,729,390	3,097,819

COST OF REVENUES	3,300,181	2,032,363

GROSS PROFIT	1,429,209	1,065,456

OPERATING EXPENSES
General and administrative	520,378	401,274
Salaries	217,109	338,267
Rent	79,765	71,952
Total Operating Expenses	817,252	811,493

NET INCOME FROM OPERATIONS	611,957	253,963

OTHER INCOME (EXPENSE)
Other expense	(12,788)	-
Interest income	347	638
Total Other Income (Expense)	(12,441)	638

INCOME FROM OPERATIONS	599,516	254,601

Provision for Income Taxes	213,126	93,821

NET INCOME	$386,390	$160,780

Net income per share - basic and diluted	$.02	$.01

Weighted average number of shares outstanding during the period - basic and diluted	16,409,149	12,100,000

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED TO DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balance, December 31, 2003	-	$-	12,100,000	$12,100	$18,238	$-	$327,846	$358,184

Net income	-	-	-	-	-	-	164,780	164,780

Balance, December 31, 2004 (Combined)	-	$-	12,100,000	$12,100	$18,238	$-	$492,626	$522,964

Shares issued for services ($.05 per share)	-	-	14,850,000	14,850	340,550	(243,750)	-	111,650

Shares issued for cash ($.05 per share)	-	-	2,063,100	2,063	101,092	-	-	103,155

Net income	-	-	-	-	-	-	386,390	386,390

BALANCE, DECEMBER 31, 2005 (CONSOLIDATED)	-	$-	29,013,100	$29,013	$459,880	$(243,750)	$879,016	$1,124,159

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005 (Consolidated)	2004 (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386,390	$160,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,464	13,369
Common stock issued for services	111,650	-
Provision for uncollectible accounts	88,190	66,178
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,016,217)	(68,611)
(Increase) decrease in prepaid expenses	28,473	(39,020)
Increase in advances to employees	(15,555)	-
Increase in accounts payable and accrued expenses	70,452	31,372
Increase in accrued taxes	211,553	83,386
Increase (decrease) in accounts payable - related party	-	(217,500)
Net Cash Provided By (Used In) Operating Activities	(116,600)	29,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	38,250	(2,000)
Purchase of property and equipment	(33,307)	(16,618)
Net Cash Provided By (Used In) Investing Activities	4,943	(18,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	35,352	-
Due to related party	90,000	-
Repayment of loan payable	(30,000)	-
Loan payable – related party	40,000	-
Repayment of loan payable- related party	(40,000)	-
Issuance of common stock	103,155	-
Net Cash Provided By Financing Activities	198,507	-

NET INCREASE IN CASH	86,849	11,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,344	35,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,194	$46,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$5,286

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

ASAH Corp. formerly known as RenFrew, Inc., was organized under the laws of the State of Delaware.

American Surgical Assistants, Inc. (“ASA”) was organized under the laws of the State of Texas on April 4, 2001 as a Texas limited partnership. On June 27, 2002, the Company converted to a Texas corporation. The Company provides surgical assistants to hospitals in the Houston, Texas area.

On October 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among ASAH Corp., a Delaware corporation (“ASAH”), ASA and the shareholders of ASA, ASAH purchased all of the outstanding shares of ASA for a total of 12,000,000 shares of ASAH’s common stock to the ASA shareholders. Pursuant to the agreement, ASA became a wholly-owned subsidiary of ASAH.

The Company has accounted for the transaction as a combination of entities under common control as the companies had the same ownership and management and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated.

(B) Principles of Consolidation and Combination

The 2005 consolidated financial statements include the accounts of ASAH Corp. and its wholly owned subsidiary American Surgical Assistants, Inc. The 2004 combined financial statements include the accounts of American Surgical Assistants, Inc. and ASAH Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation and combination. ASAH Corp. and its wholly owned subsidiary American Surgical Assistants, Inc. are hereafter referred to as the Company.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include the allowance for doubtful accounts and deferred income taxes. Actual results could differ from those estimates.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(E) Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005 and 2004, there were no common share equivalents outstanding.

(F) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and loans payable approximate fair value due to the relatively short period to maturity for this instrument.

(G) Revenue Recognition

The Company recognizes revenue in accordance with SAB 101 and 104. Revenue from services is recorded at the estimated insurance reimbursement at the time of service. Revenue from contract services is recognized over the contract period as services are performed.

(H) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

(J) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2005 and 2004, the Company had approximately $72,867 and $0, respectively, in excess of FDIC insurance limits.

(K) Concentration in Geographic Area

100% of sales are generated in the Houston area in the State of Texas.

(L) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs -- an amendment of ARB No. 43, Chapter 4”(“SFAS 151”) This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this statement on the financial statements.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amendsFASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 consisted of the following:

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Trade and other receivables	$3,097,218
Less: allowance for doubtful accounts	1,461,705

Accounts receivable, net	$1,635,513

Provision for uncollectible accounts was $88,190 and $66,178 for the years ended December 31, 2005 and 2004, respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Office furniture	$14,844
Office equipment	87,323
Medical equipment	2,258
Leasehold improvements	3,752
Less accumulated depreciation	(43,274)

$64,903

Depreciation expense for the years ended December 31, 2005 and 2004 was $18,464 and $13,369, respectively.

NOTE 4	LOAN PAYABLE

During 2005, the Company received a loan of $90,000 from a related corporation. The loan is unsecured, interest free and due on demand.

During 2005, the Company received a working capital loan of $40,000 from a company related to its President and repaid $40,000.

During 2004, the Company received a loan of $30,000 from an individual. The loan was unsecured, interest free and due on demand. At December 31, 2005, the amount had been fully repaid.

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

During 2001, the Company entered into a service agreement with its President for a period of three years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

$10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a severance equal to $3,000,000, and an option to purchase 5% of any shares issued by the Company during the term of the contract at a discount price equal to 25% of the closing price on the date issued by the Company. In July 2005, the Company renewed its employment agreement for a term of five years expiring on July 1, 2010 under the same terms and conditions.

During 2002, the Company entered into a service agreement with its Vice President for a period of three years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the Vice President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of $10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a contract termination payment equal to $3,000,000 and an option to purchase 5% of any shares issued by the Company during the term of the contract at a discount price equal to 25% of the closing price on the date issued by the Company. In July 2005, the Company renewed its employment agreement for a term of five years expiring on July 1, 2010 under the same terms and conditions.

(B) Operating Lease

During 2001, the Company entered into a sublease agreement with a company owned by related parties for a term of seven years ending February 2008. The agreement calls for monthly lease payments of $5,570 through March 2005 and then annual increases through February 2008.

Future minimum lease payments consist of the following:

2006	$111,212
2007	115,320
2008	117,564

Total	$344,096

Total rent expense for the years ended December 31, 2005 and 2004 was $79,765 and $71,953, respectively.

NOTE 6	INCOME TAXES

Income tax expense (benefit) for the periods ended December 31, 2005 and 2004 is summarized as follows:

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

	2005 (Consolidated)	2004 (Combined)
Current:
Federal	$-	$6,722
Deferred – Federal	213,126	87,099

Income tax expense (benefit)	$213,126	$93,821

The Company’s tax expense differs from the “expected” tax expense for the periods ended December 31, 2005 and 2004 as follows:

	2005 (Consolidated)	2004 (Combined)

U.S. Federal income tax expense (benefit)	$213,126	$93,821
State income tax expense (benefit)	-	-

	$213,126	$93,821

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005 (Consolidated)	2004 (Combined)
Deferred tax liabilities:
Current difference in tax basis of assets and liabilities	$471,543	$258,417

Total Deferred Tax Liabilities	$471,543	$258,417

NOTE 7	RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $42,000 and $36,000, respectively.

During 2005, the Company received a loan of $90,000 from a related corporation. The loan is unsecured, interest free and due on demand.

During 2005, the Company received a working capital loan of $40,000 from a company related to its President and repaid $40,000.

12

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

NOTE 8	STOCKHOLDERS’ EQUITY

(A) Stock Issued for Services

On July 22, 2005, the Company issued 7,900,000 shares of common stock to management for past services. The value of these shares was based on the fair market value of the stock on the date of grant of $7,900.

On December 15, 2005, the Company issued 600,000 shares of common stock to employees for past services. The shares were valued based on the recent cash offering price of $0.05 per share or $30,000.

On December 15, 2005, the Company issued 900,000 shares of common stock for professional services. The shares were valued based on the recent cash offering price of $0.05 per share or $45,000.

On December 15, 2005, the Company issued 450,000 shares of common stock for legal services. The shares were valued based on the recent cash offering price of $0.05 per share or $22,500.

(B) Stock Issued in Merger

On October 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among ASAH Corp., a Delaware corporation (“ASAH”), ASA and the shareholders of ASA, ASAH purchased all of the outstanding shares of ASA for a total of 12,000,000 shares of ASAH’s common stock to the ASA shareholders. Pursuant to the agreement, ASA became a wholly-owned subsidiary of ASAH. The shares were valued at the historical cost basis of ASA and all share and per share amounts are retroactively restated as if the entities had been combined as of the earliest period presented.

(C) Deferred Compensation

On November 15, 2005, the Company issued 5,000,000 shares of common stock to consultants for future services. The value of these shares were valued based on a recent cash offering price of $0.05 per share or $250,000. The Company expensed $6,250 during 2005 and the remaining balance of $243,750 will be amortized over the five year life of the agreement.

NOTE 9	RECLASSIFICATION OF PRIOR YEAR NUMBERS

Certain items in the financial statements for the year ended December 31, 2004 have been reclassified to be consistent with the presentation adopted in 2005.

13

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (i)        On November 9, the board of directors of ASAH Corp. approved the dismissal of Gately & Associates, LLC (“Gately & Associates”) as independent auditor for the Company.

    (ii)        Management of ASAH Corp. has not had any disagreements with Gately & Associates related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the two years ended December 31, 2004 and 2003 and through Gately & Associates’ termination on November 9, 2005, there has been no disagreement between the Company and Gately & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gately & Associates would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

    (iii)        The Company’s Board of Directors participated in and approved the decision to change independent accountants. Gately & Associates’ audits of the Company’s financial statements on Form 10-KSB for the years ending December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

    (iv)        In connection with its review of financial statements through June 30, 2005, there have been no disagreements with Gately & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gately & Associates would have caused them to make reference thereto in their report on the financial statements.

    (v)        During the most recent review period and the interim period subsequent to November 9, 2005, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

    (vi)        The Company requested that Gately & Associates furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an Exhibit to this Form 8-K.

      (2) New Independent Accountants:

        (i)       The Company engaged, Webb & Company, P.A. of Boynton Beach, Florida, as its new independent auditors as of November 9, 2005. Prior to such date, the Company, did not consult with Webb & Company, P.A. regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Webb & Company, P.A. or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 14, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Date Appointed

Zak W. Elgamal	57	President, Chief Executive Officer, Chief Financial Officer and Director	October 10, 2003

Business Experience

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

ZAK W. ELGAMAL has been the President and Director of the Company since October 31, 2003. Since 1983, Mr. Elgamal has been in a Certified Surgical Assistant in Houston, Texas. In such capacity, Mr. Elgamal has practiced as an assistant in General, Endoscopic and Advanced Endoscopic Surgery, Orthopedic and Endoscopic Orthopedic Surgery, Spinal Surgery, Vascular Surgery, Neurosurgery, Gynecology, Obstetrics, Laparoscopy Assisted Gynecological Surgery, and Plastic &re-constructive Surgery. Since 1999, Mr. Elgamal has been President and the Executive Director of American Surgical Assistants, L.L.P. he then became the President of its successor American Surgical Assistants, Inc. in Houston, Texas which was founded to contract with hospitals for the services of Surgical Assistants. Since 1983 he has also been the President of C.S.A. Services, Inc. (incorporated in 1995) in Houston, Texas which became the General Partner in American Surgical Assistants, L.L.P.

Mr. Elgamal received his M.D. (M.B., B.Ch) from the Faculty of Medicine at Ain Shams University in Cairo, Egypt in 1972. He also received his graduate training in Healthcare Management in Cairo, Egypt in the early eighties.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to us. To the best of our knowledge, reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics

We have has adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our goal is to expand our leadership position within the surgical assisting healthcare staffing sector in the United States. The key components of our business strategy include:

•

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities.

We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing that can fulfill the quantity, breadth and quality of their surgical assisting staffing needs and help them develop strategies for the most cost-effective surgical assisting staffing methods. Understanding the personal and distinctive technique of each surgeon leads to the development of a high standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique, thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safe outcome of the surgery to the patient. In addition, over the last few years, hospitals and healthcare facilities have shown an interest in working with a limited number of vendors to increase efficiency. We believe that our proven ability to fill our clients’ staffing needs provide us with the opportunity to serve our client facilities that implement this strategy. Because we possess a large network of available surgical assistants, we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective solutions to meet their surgical assisting staffing needs.

•

Expanding Our Network of Qualified Surgical Assistant Professionals.  Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified surgical assistant professionals. We continue to build our supply of professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. Most surgical assistants working with American Surgical Assistants, Inc. are international medical graduate physicians (IMG’s/FMG’s). these IMG’s are not licensed physicians in the United States and do not practice in the US as medical doctors.

•

Expanding Service Offerings Through New Staffing Solutions.  In order to further enhance the growth in our business and improve our competitive position in the surgical assisting healthcare staffing sector, we continue to introduce new service offerings. As our hospital and healthcare facility clients’ needs change, we constantly explore what additional specialized surgical assisting services we can provide to better serve them. Our recruiting efforts include attracting highly specialized surgical assistants in areas of all surgical disciplines and sub-specialties. Properly qualified and trained to the highest standards, our staff is capable of providing valuable assistance on a wide variety of surgical procedures.

•

Expanding Our Geographic Presence.  We provide surgical assistant services to hospitals, surgeons and their patients in the greater Houston area. In order to further enhance the growth in our business and improve our competitive position in the surgical assisting healthcare staffing sector, we are currently seeking new geographic locations throughout Texas and the U.S. Our success in the Greater Houston Area has created opportunities to expand our services throughout Texas and the U.S.A. Demand is created due to the to the utilization of the services of surgical assistants, the cost effectiveness to the patient, the insurance carrier, the hospital and the surgeon, offering a reasonable alternative to the increasing cost of one aspect of healthcare without compromising the quality of service to the patient. Legislative Changes are Expected To Increase Demand. Texas has currently implemented Licensed Surgical Assistants, while Illinois has implemented registration of Certified Surgical Assistants and Kentucky has passed legislation permitting reimbursement for Surgical Assistants. Other states have some form of legislation either pending or being considered regarding Surgical Assistants. Such legislative changes will support the growth of our business.

•

Building the Strongest Management Team to Optimize Our Business Model.  Our operations management team is comprised of highly skilled and experienced surgical assistants. We have continued to focus on training and professional development for all levels of management and have hired several additional experienced management members over the last few years. Our management team has been further broadened and strengthened by the addition of two extremely well experienced consultants.

•

Capitalizing on Strategic Acquisition Opportunities.  In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. We believe we have opportunities for strategic acquisitions which will increase our staffing solutions to our hospital and healthcare facility clients and acquisitions that will give us a foothold into new geographic markets.

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2005, to executive officers who were serving as of the fiscal year ending December 31, 2005, whose salary and bonus during fiscal year ending December 31, 2005 exceeded $100,000.

Summary Compensation Table

ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	FISCAL YEAR	OTHER SALARY	ANNUAL BONUS	RESTRICTED UNDERLYING AWARDS	STOCK COMPENSATION	SECURITIES OPTIONS (NO. OF SHARES)	ALL OTHER COMPENSATION

Zak Elgamal	2005	$161,677(1)	$21,741	3,950,000	0	0	$ 0
President

(1) In addition to the compensation set forth above, Mr. Elgamal’s wholly owned entity received consulting fees of an additional $295,000.

During 2001, we entered into a service agreement with Zak Elgamal, our President for a period of three years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of $10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a severance equal to $3,000,000, and an option to purchase 5% of any shares issued by us during the term of the contract at a discount price equal to 25% of the closing price on the date issued by us. In July 2005, we renewed our employment agreement for a term of five years expiring on July 1, 2010 under the same terms and conditions.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 14, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (5)

Common	Zak W. Elgamal (2)	10,000,000	34.47%

Common	Jaime Olmo-Rivas (3)	10,000,000	34.47%

Common	Bland Chamberlain	3,000,000	10.34%

Common	Jose Chapa	3,000,000	10.34%

Officers and Directors As a Group (4)		10,000,000	34.47%

(1)	The address of each beneficial owner is 10039 Bissonnet #250, Houston, Texas 77036-7852
(2)

Based on the following: (i) 50,000 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Elgamal; (ii) 6,000,000 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 3,950,000 shares of our common stock for services rendered.

(3)

Based on the following: (i) 50,000 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Olmo-Rivas; (ii) 6,000,000 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 3,950,000 shares of our common stock for services rendered.

(4)	Jaime Olmo-Rivas, Bland Chamberlain, and Jose Chapa, Jr. are not officers or directors of us and therefore such shares are not part of the executive officers and directors as a group.
(5)	The percent of class is based on 29,013,100 shares of common stock issued and outstanding as of April 13, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at 10039 Bissonnet #250, Houston, Texas 77036-7852. During 2001, we entered into a sublease agreement with a company owned by related parties for a term of seven years ending February 2008. The agreement calls for monthly lease payments of $5,570 through March 2005 and then annual increases through February 2008. Total rent expense for the years ended December 31, 2005 was $79,765.

Pursuant to a Stock Purchase Agreement dated October 31, 2003, Chris Penner, our former President and sole shareholder, sold all 100,000 of our issued and outstanding shares to American Surgical Assistants, Inc. for a purchase price of $26,000. Our current President, Zak W. Elgamal, and our principal shareholder, Jaime Olmo-Rivas, were the sole shareholders of American Surgical Assistants, Inc. and such shares were transferred from American Surgical Assistants to Mr. Elgamal and Mr. Olmo-Rivas in 2005.

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we obtained all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas, the sole shareholders of American Surgical Assistants, Inc., in consideration for the issuance of 6,000,000 shares of our common stock to Mr. Elgamal and 6,000,000 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 12,000,000 shares of our common stock. Pursuant to the Stock Purchase Agreement and Share Exchange, American Surgical Assistants, Inc. became our wholly owned subsidiary.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to our Form 10-SB filed with the SEC on July 10, 2003	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Exhibit 3.2 to our Form 10-SB filed with the SEC on July 10, 2003	3.2	By-Laws

Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 22, 2005.	14	Code of Ethics

	31.1	Certification of Zak W. Elgamal pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Zak W. Elgamal pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2005, we were billed approximately $30,650 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended December 31, 2004, we were billed approximately $500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2005 and December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ASAH CORP.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer

Dated:	April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zak W. Elgamal Zak W. Elgamal	Director President Chief Executive Officer	April 17, 2006