Form 10QSB
period 2006-03-31
ASAH CORP
filed 2006-05-10
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2006: 29,048,395 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ASAH CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

ASAH CORP. AND SUBSIDIARY

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED) (UNAUDITED)

PAGE	3	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED) (UNAUDITED)

PAGES	4 - 7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASAH CORP. AND SUBSIDIARY

COSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$450,590
Accounts receivable, net	1,645,357
Advances to employees	16,850
Prepaid expenses and other current assets	11,971
Total Current Assets	2,124,768

Property and Equipment, net	87,109

TOTAL ASSETS	$2,211,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$145,106
Due to related party	30,000
Accrued income tax	639,717
Total Current Liabilities	814,823

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,013,100 shares issued and outstanding	29,013
Additional paid-in capital	459,880
Deferred compensation	(231,250)
Retained earnings	1,139,411
Total Stockholders’ Equity	1,397,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,211,877

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006 (Consolidated)	For the Three Months Ended March 31, 2005 (Combined)

REVENUE, NET	$2,235,926	$775,005

COST OF REVENUES	1,526,847	582,380

GROSS PROFIT	709,079	192,625

OPERATING EXPENSES
General and administrative	119,221	70,260
Salaries	129,838	66,854
Rent	27,380	19,830
Total Operating Expenses	276,439	156,944

NET INCOME FROM OPERATIONS	432,640	35,681

OTHER INCOME
Interest income	999	50
Total Other Income	999	50

INCOME FROM OPERATIONS	433,639	35,731

Provision for Income Taxes	173,244	14,101

NET INCOME	$260,395	$21,630

Net income per share - basic and diluted	$.01	$-

Weighted average number of shares outstanding during the period – basic and diluted	29,013,100	12,100,000

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006 (Consolidated)	For the Three Months Ended March 31, 2005 (Combined)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260,395	$21,630
Adjustments to reconcile net income to net cash provided by provided by (used in) operating activities:
Depreciation and amortization	6,592	4,232
Deferred compensation	12,500	-
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(9,844)	(86,749)
(Increase) decrease in advance to employees	(1,295)	1,826
Decrease in prepaid expenses	4,086	11,070
Increase (decrease) in accounts payable and accrued expenses	939	(8,715)
Increase in accrued taxes	168,174	14,101
Net Cash Provided By (Used In) Operating Activities	441,547	(42,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,798)	(4,669)
Net Cash Used In Investing Activities	(28,798)	(4,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(35,352)	929
Due to related party	(60,000)	-
Net Cash Provided by (Used in) Financing Activities	(95,352)	929

NET INCREASE (DECREASE) IN CASH	317,397	(46,345)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	133,193	46,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$450,590	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

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

(B) Principles of Consolidation and Combination

The 2006 consolidated financial statements include the accounts of ASAH Corp. and its wholly owned subsidiary American Surgical Assistants, Inc. The 2005 combined financial statements include the accounts of American Surgical Assistants, Inc. and ASAH Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation and combination. ASAH Corp. and its wholly owned subsidiary American Surgical Assistants, Inc. are hereafter referred to as the Company.

(C) Basis of Presentation

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

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(D) Use of Estimates

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

Based on updated hostoricfal trends and refinements to estimate such trends, the Company reduced its estimate of the valuable allowance by approximately 190,000.

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet dates presented in the financial statements. The Company had approximately $250,000 in cash that exceeded federally insured limits.

(F) Income Taxes

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

(G) Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2006 and 2005, the Company does not have any outstanding dilutive securities.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments including accounts receivable, accounts payable and due to related party approximate fair value due to the relatively short period to maturity for this instrument.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

(I) Revenue Recognition

The Company recognizes revenue at the time the services are provided based on the contract amount or the estimated insurance reimbursement at the time of service.

(J) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Impairment of Long-Lived Assets

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

(M) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 consisted of the following:

Trade and other receivables	$4,351,172
Less: allowance for doubtful accounts and discounts n contractual allowances	2,705,815

Accounts receivable, net	$1,645,357

During the three ended March 31, 2006 and 2005, the Company recorded an allowance for doubtful accounts of $0 and $0, respectively.

NOTE 3	LOAN PAYABLE – RELATED PARTY

During 2006, the Company repaid $60,000 of a $90,000 loan from a related corporation. The loan is unsecured, interest free and due on demand (See Note 6).

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

During July 2005, the Company's subsidiary renewed a service agreement with its Vice President for a period of five years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the Vice President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of $10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a contract termination payment equal to $3,000,000 and an option to purchase 5% of any shares issued by the Company during the term of the contract at a discount price equal to 25% of the closing price on the date issued by the Company.

NOTE 5	RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $12,000 and $10,500, respectively.

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

NOTE 6	SUBSEQUENT EVENT

In April of 2006, the company repaid the balance of a loan in the amount of $30,000 to a related corporation.

In April 2006, 35,295 shares of the Company’s common stock were issued for a total of $30,001.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenues

Revenue increased from $2,235,926 for the three months ended March 31, 2006 from $775,005 for the three months ended March 31, 2005 an increase of $1,460,921. The increase in revenues for the periods was attributable to strengthening and expanding our existing relationships with our hospital and healthcare facility clients as well as attracting new clients, resulting in an increase in new business and increased service fees for our surgical assistant services. Additionally, during the first quarter of 2005 we began the year with approximately 12 hospital and healthcare facilities, and by the end of the first quarter of 2006, we had surgical assistant professionals on assignment at over 29 different hospitals and healthcare facilities throughout the Greater Houston, Texas area.

Costs of Revenue.

Costs of revenue increased to $1,526,847 for the three months ended March 31, 2006 from $582,380 for the three months ended March 31, 2005. The increase was attributable to the increase of the number of surgical assistants we employed or contracted for services.

Gross Profit. Gross profits increased to $709,079 for the three months ended March 31, 2006 from $192,605 for the three months ended March 31, 2005, representing gross margins of 32% and 25%, respectively. The increase in gross margins was primarily attributable to an increase in bill rates and an increase in the amount billed and collected from third party insurers for our services.

Selling, General and Administrative expenses for the three months ended March 31, 2006 increased to $119,221 from $70,260 for the three months ended March 31, 2005, representing an increase of $48,961. The increase in costs and expenses for the three month periods were primarily attributable to the increase increases in employee expenses and increased cost to service new clients during the first quarter of 2006.

Income Tax Expense. Provision for Income Tax expense increased to $173,244 for the three months ended March 31, 2006 from $14,101 for the three months ended March 31, 2005. Future cash flow of the company will be affected by the reversal of temporary income tax deferral.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.

As of March 31, 2006, we had $450,590 in cash. Our general and administrative expenses are expected to average $100,000 per month for the next 12 months based upon our projected operating budget. Historically, our principal working capital need has been for accounts receivable. Our principal source of cash to fund our working capital needs are generated from operating needs and borrowings. As the company increases its revenues, our need for working capital for accounts receivable will increase. We will utilize cash from operations or from borrowings. These projected expenses do not include any costs that may be incurred for acquisitions of complimentary businesses. We expect to be able to finance future acquisitions whether with cash provided from operations, borrowings, dent or equity offerings, or some combination of the foregoing.

Our operating activities used cash of $441,547 during the first quarter of 2006. As of March 31, 2006, we had total current assets of $2,124,768 including cash of $450,590. As of March 31, 2006 our total current liabilities amounted to $814,823.

In April of 2006, the company repaid the balance of a loan in the amount of $30,000 to a related corporation.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ASAH CORP.
Registrant

Date: May 11, 2006	By: /s/ Zak W Elgamal
Zak W. Elgamal
President, Chief Executive Officer,
Chairman of Board of Directors