Form 10QSB/A
period 2006-03-31
ASAH CORP
filed 2006-05-11
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

Based on updated historical trends and refinements to estimate such trends, the Company reduced its estimate of a valuation allowance by approximately $190,000.

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

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 consisted of the following:

Trade and other receivables	$4,351,172
Less: allowance for doubtful accounts and discounts on contractual allowances	2,705,815

Accounts receivable, net	$1,645,357

During the three ended March 31, 2006 and 2005, the Company recorded an allowance for doubtful accounts of $0 and $0, respectively.

NOTE 3	LOAN PAYABLE – RELATED PARTY

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