Form 10KSB/A
period 2005-12-31
ASAH CORP
filed 2006-07-07
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 FORM 10-KSB

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

Number of shares of the registrant’s common stock outstanding as of April 14, 2006 was: 29,013,100

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

Business Development

We were incorporated in the State of Delaware under the name Renfrew, Inc. on July 22, 2003. On October 31, 2003, pursuant to an agreement between us, Christopher Penner and Zak Elgamal and Jaime Olmo-Rivas (“Agreement”), Mr. Elgamal and Jaime Olmo-Rivas purchased all of our issued and outstanding shares of common stock for total consideration of $26,000. We subsequently filed Articles of Amendment with the State of Delaware changing our name to ASAH Corp. Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we obtained all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas, the sole shareholders of American Surgical Assistants, Inc., in consideration for the issuance of 6,000,000 shares of our common stock to Mr. Elgamal and 6,000,000 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 12,000,000 shares of our common stock. Pursuant to the Stock Purchase Agreement and Share Exchange, American Surgical Assistants, Inc. became our wholly owned subsidiary. The purpose for this reorganization with American Surgical Assistants, Inc. was to obtain an operating company which we believed has a successful business plan. Now, through our subsidiary, we provide surgical assistant services to patients, surgeons and healthcare institutions.

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

8

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

ASAH CORP. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005 (Consolidated)	2004 (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386,390	$160,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,464	13,369
Common stock issued for services	111,650	-
Provision for uncollectible accounts	88,190	66,178
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,016,217)	(68,611)
(Increase) decrease in prepaid expenses	28,473	(39,020)
Increase in advances to employees	(15,555)	-
Increase in accounts payable and accrued expenses	70,452	31,372
Increase in accrued taxes	211,553	83,386
Increase (decrease) in accounts payable - related party	-	(217,500)
Net Cash Provided By (Used In) Operating Activities	(116,600)	29,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans	38,250	(2,000)
Purchase of property and equipment	(33,307)	(16,618)
Net Cash Provided By (Used In) Investing Activities	4,943	(18,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	35,352	-
Due to related party	90,000	-
Repayment of loan payable	(30,000)	-
Loan payable – related party	40,000	-
Repayment of loan payable- related party	(40,000)	-
Issuance of common stock	103,155	-
Net Cash Provided By Financing Activities	198,507	-

NET INCREASE IN CASH	86,849	11,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,344	35,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,194	$46,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$5,286

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

(G) Revenue Recognition and Provision for Doubtful Accounts

We provide for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience and other relevant factors. There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact of collection trends and our estimation process.

We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (gross charges), less estimated discounts for insurance reimbursements and 100% allowances principally for patients covered by Medicare and Medicaid.

They are not the same as actual pricing, and they generally do not reflect what the Company is ultimately paid and therefore are not displayed in our Consolidated Statements of Operations. The Company is typically paid amounts based on individual insurance company rates.

Revenues billed under contracts are billed over the contract period as services are provided.

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

Accounts receivable at December 31, 2005 consisted of the following:

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Trade and other receivables	$32,252,662
Less: allowance for doubtful accounts	617,149

Accounts receivable, net	$1,635,513

Provision for uncollectible accounts was $88,190 and $66,178 for the years ended December 31, 2005 and 2004, respectively.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Office furniture	$14,844
Office equipment	87,323
Medical equipment	2,258
Leasehold improvements	3,752
Less accumulated depreciation	(43,274)

$64,903

Depreciation expense for the years ended December 31, 2005 and 2004 was $18,464 and $13,369, respectively.

NOTE 4	LOAN PAYABLE

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

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and December 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

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

ASAH CORP.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer

Dated:	July 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zak W. Elgamal Zak W. Elgamal	Director President Chief Executive Officer	July 5, 2006