Form 10QSB/A
period 2006-03-31
ASAH CORP
filed 2006-07-07
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-QSB

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

(G) Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006 and 2005, the Company does not have any outstanding dilutive securities.

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and due to related party approximate fair value due to the relatively short period to maturity for this instrument.

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

ASAH CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2006 consisted of the following:

Trade and other receivables	$2,262,848
Less: allowance for doubtful accounts and discounts on contractual allowances	617,491

Accounts receivable, net	$1,645,357

During the three ended March 31, 2006 and 2005, the Company recorded an allowance for doubtful accounts of $0 and $0, respectively.

NOTE 3	LOAN PAYABLE – RELATED PARTY

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

During July 2005, the Company’s subsidiary renewed a service agreement with its Vice President for a period of five years. The agreement renews annually unless cancelled by either party with sixty days written notice. The agreement calls for the Vice President to receive annual compensation of $260,000 per year, an automobile allowance, health insurance, disability insurance of $10,000 per month for a period of five years following any disability that lasts more than ninety days, an expense account of $10,000 per month and a contract termination payment equal to $3,000,000 and an option to purchase 5% of any shares issued by the Company during the term of the contract at a discount price equal to 25% of the closing price on the date issued by the Company.

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

ASAH CORP.
Registrant

Date: July 6, 2006	By: /s/ Zak W Elgamal
Zak W. Elgamal
President, Chief Executive Officer,
Chairman of Board of Directors