Form 10QSB
period 2006-06-30
ASAH CORP
filed 2006-08-21
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 21, 2006: 29,048,394 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ASAH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

ASAH CORP. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED) (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED) (UNAUDITED)

PAGES	4 – 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASAH CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,146,425
Accounts receivable	1,498,312
Advances to employees	13,513
Prepaid expenses and other current assets	11,132
Total Current Assets	2,669,382

PROPERTY AND EQUIPMENT, NET	95,710

TOTAL ASSETS	$2,765,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$142,087
Due to related party	5,000
Accrued income tax	845,314

TOTAL CURRENT LIABILITIES	992,401

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,048,394 shares issued and outstanding	29,190
Additional paid-in capital	489,705
Deferred compensation	(218,750)
Retained earnings	1,472,546
Total Stockholders’ Equity	1,772,691

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,765,092

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006 (Consolidated)	For the Three Months Ended June 30, 2005 (Combined)	For the Six Months Ended June 30, 2006 (Consolidated)	For the Six Months Ended June 30, 2005 (Combined)

REVENUE, NET	$2,678,909	$1,102,367	$4,914,836	$1,877,372

COST OF REVENUES	1,698,992	617,082	3,225,839	1,199,462

GROSS PROFIT	979,917	485,285	1,688,997	677,910

OPERATING EXPENSES
General and administrative	142,410	97,193	261,630	167,452
Salaries	269,446	75,264	399,284	142,118
Rent	31,186	21,150	58,566	40,980
Total Operating Expenses	443,042	193,607	719,480	350,550

NET INCOME FROM OPERATIONS	536,875	291,678	969,517	327,360

OTHER INCOME
Interest income	1,856	31	2,854	80
Total Other Income	1,856	31	2,854	80

INCOME FROM OPERATIONS BEFORE INCOME TAXES	538,731	291,709	972,371	327,440

Provision for Income Taxes	(205,597)	(104,844)	(378,841)	(118,945)

NET INCOME	$333,134	$186,865	$593,530	$208,495

Net income per share - basic and diluted	$0.01	$0.01	$0.02	$0.01

Weighted average number of shares outstanding during the period – basic and diluted	29,041,025	20,000,000	29,027,140	20,000,000

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006 (Consolidated)	For the Six Months Ended June 30, 2005 (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593,530	$208,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,642	8,464
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	137,201	(454,354)
(Increase) decrease in advance to employees	2,042	889
Decrease in prepaid expenses	4,925	21,570
Increase (decrease) in accounts payable and accrued expenses	(2,079)	430
Increase in accrued taxes	373,771	120,518
Decrease in deferred compensation	25,000	-
Net Cash Provided By (Used In) Operating Activities	1,149,032	(93,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit	-	(1,783)
Purchase of property and equipment	(45,450)	(8,405)
Net Cash Used In Investing Activities	(45,450)	(10,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	12,831
Repayment to related party	(90,000)	-
Loan from related party	5,000	45,000
Stock issued for cash	30,002	-
Net Cash Provided (Used) By Financing Activities	(54,998)	57,831

NET INCREASE (DECREASE) IN CASH	1,048,584	(46,345)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,841	46,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,146,425	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest expense	$118	$-

ASAH CORP. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

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

ATS Billing Services, Inc. was organized under the laws of the State of Texas on March 30, 2006 and as of April 1, 2006 became a wholly-owned subsidiary of ASAH Corp. The Company was formed to engage in HIPPAA-compliant billing services to and collection for healthcare industry professionals, mainly, but not exclusively, surgical assistants. ATS’ services include primary claim billing to insurance companies and to patients, with follow-up for collection purposes.

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

ASAH CORP. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

(C) Principles of Consolidation and Combination

The 2006 consolidated financial statements include the accounts of ASAH Corp. and its wholly owned subsidiaries, American Surgical Assistants, Inc. and ATS Billing Services, Inc. The 2005 combined financial statements include the accounts of American Surgical Assistants, Inc. and ASAH Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation and combination. ASAH Corp. and its wholly owned subsidiaries American Surgical Assistants, Inc. and ATS Billing Services, Inc. are hereafter referred to as the Company.

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

(G) Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” The Company does not have any dilutive securities outstanding as of June 30, 2006 and 2005.

ASAH CORP. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

(H) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

(I) Revenue Recognition and Provision for Doubtful Accounts

We provide for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience and other relevant factors. There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (gross charges), less estimated discounts for insurance reimbursements and 100% allowances principally for patients covered by Medicare and Medicaid. We write off the gross accounts receivable against the related reserve upon collection of the accounts receivable or upon the determination by management that the receivable will be uncollectable.

Established billing rates are not the same as actual pricing, and established billing rates generally do not reflect what the Company is ultimately paid and therefore are not displayed in our Consolidated Statements of Operations. The Company is typically paid amounts based on individual insurance company rates.

Revenues billed under contracts with hospitals are billed monthly over the contract period as services are provided to patients regardless of the patients ability to pay.

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

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2006, the Company had approximately $1,046,425 in excess of FDIC insurance limits.

ASAH CORP. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

(M) Concentration of Geographic Area

100% of sales are generated in the Houston area in the State of Texas.

(N) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2006 consisted of the following:

Trade receivables	$1,498,312
Less: allowance for doubtful accounts	-

Accounts receivable, net	$1,498,312

During the six months ended June 30, 2006 and 2005, the Company recorded an allowance for doubtful accounts of $0. Management feels that all accounts are fully collectible as of June 30, 2006 and 2005.

NOTE 3	LOAN PAYABLE – RELATED PARTY

During 2006, the Company repaid a loan of $90,000 from a related corporation. The loan was unsecured, interest free and due on demand.

During 2006, the Company received a working capital loan of $5,000 from a company related to its President. The loan is unsecured, interest free and due on demand.

ASAH CORP. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)

(UNAUDITED)

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

During 2006 and 2005, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $24,000 and $21,000, respectively.

NOTE 6	EQUITY

In April 2006, the Company issued 35,294 shares of common stock to individuals at $0.85 per share for total cash of $30,002.

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

ATS Billing Services, Inc. ("ATS") was organized under the laws of the State of Texas on March 30, 2006 and as of April 1, 2006 became a wholly-owned subsidiary of ASAH Corp. The Company was formed to engage in HIPPAA-compliant billing services to and collection for healthcare industry professionals, mainly, but not exclusively, surgical assistants. ATS' services include primary claim billing to insurance companies and to patients, with follow-up for collection purposes.

The Company currently generates all of its revenue from its acquisition of ASA and ATS. The following sets forth the business plan of ASA and ATS:

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

ATS generates revenue from providing HIPPAA-compliant billing services and collection for healthcare industry professionals, mainly, but not exclusively, surgical assistants. ATS’ services include primary claim billing to insurance companies and to patients, with follow-up for collection purposes. ATS enters into service agreements with its clients whereby it receives a fee of the total monies paid to that client for claims submitted by ATS on its clients behalf, Currently ATS provides its services for ASA as well as three other clients,

Plan of Operations

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues

Revenue increased from $4,914,836 for the six months ended June 30, 2006 from $1,877,372 for the six months ended June 30, 2005 an increase of $3,037,464. The increase in revenues for the period was attributable to strengthening and expanding our existing relationships with our hospital and healthcare facility clients as well as attracting new clients, resulting in an increase in new business and increased service fees for our surgical assistant services. Additionally, during the first quarter of 2005 we began the year with approximately 12 hospital and healthcare facilities, and by the end of the first quarter of 2006, we had surgical assistant professionals on assignment at over 29 different hospitals and healthcare facilities throughout the Greater Houston, Texas area.

Costs of Revenue.

Costs of revenue increased to $3,225,839 for the six months ended June 30, 2006 from $1,199,462 for the six months ended June 30, 2005. The increase was attributable to the increase of the number of surgical assistants we employed or contracted for services.

Gross Profit. Gross profits increased to $1,688,997 for the six months ended June 30, 2006 from $677,910 for the six months ended June 30, 2005, representing gross margins of 36.6% and 44.1%, respectively. The decrease in gross margins was primarily attributable to an increased cost of recruiting and hiring new surgical assisting employees and increase cost in retaining our currently employed surgical assistants.

Selling, General and Administrative expenses for the six months ended June 30, 2006 increased to $261,630 from $167,452 for the six months ended June 30, 2005, representing an increase of $94,178. The increase in costs and expenses for the six month periods were primarily attributable to the increased salaries, increases in employee expenses, increased insurance premiums and increased cost related to servicing new clients during the first and second quarter of 2006.

Income Tax Expense. Provision for Income Tax expense increased to $378,841 for the six months ended June 30, 2006 from $118,945 for the six months ended June 30, 2005. Future cash flow of the company will be affected by the reversal of temporary income tax deferral.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues

Revenue increased from $2,678,909 for the three months ended June 30, 2006 from $1,102,367 for the three months ended June 30, 2005 an increase of $1,576,542. The increase in revenues for the period was attributable to strengthening and expanding our existing relationships with our hospital and healthcare facility clients as well as attracting new clients, resulting in an increase in new business and increased service fees for our surgical assistant services. Additionally, during the first quarter of 2005 we began the year with approximately 12 hospital and healthcare facilities, and by the end of the first quarter of 2006, we had surgical assistant professionals on assignment at over 29 different hospitals and healthcare facilities throughout the Greater Houston, Texas area.

Costs of Revenue.

Costs of revenue increased to $1,698,992 for the three months ended June 30, 2006 from $617,082 for the three months ended June 30, 2005. The increase was attributable to the increase of the number of surgical assistants we employed or contracted for services.

Gross Profit. Gross profits increased to $979,917 for the three months ended June 30, 2006 from $485,285 for the three months ended June 30, 2005, representing gross profits of 36.6% and 44.1%, respectively. The decrease in gross margins was primarily attributable to an increased cost of recruiting and hiring new surgical assisting employees, and increased cost in retaining our currently employed surgical assistants.

Selling, General and Administrative expenses for the three months ended June 30, 2006 increased to $142,410 from $97,193 for the three months ended June 30, 2005, representing an increase of $45,217. The increase in costs and expenses for the three month periods were primarily attributable to the increased salaries, increases in employee expenses, increased insurance premiums and increased cost related to servicing new clients during the first and second quarter of 2006..

Income Tax Expense. Provision for Income Tax expense increased to $205,597 for the three months ended June 30, 2006 from $104,844 for the three months ended June 30, 2005. Future cash flow of the company will be affected by the reversal of temporary income tax deferral.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.

As of June 30, 2006, we had $1,146,425 in cash. Our general and administrative expenses are expected to average $100,000 per month for the next 12 months based upon our projected operating budget. Historically, our principal working capital need has been for accounts receivable. Our principal source of cash to fund our working capital needs are generated from operating needs and borrowings. As the company increases its revenues, our need for working capital for accounts receivable will increase. We will utilize cash from operations or from borrowings. These projected expenses do not include any costs that may be incurred for acquisitions of complimentary businesses. We expect to be able to finance future acquisitions whether with cash provided from operations, borrowings, debt or equity offerings, or some combination of the foregoing.

Our operating activities provided cash of $1,149,032 for the six months ended June 30, 2006. As of June 30, 2006, we had total current assets of $2,669,382 including cash of $1,146,425. As of June 30, 2006 our total current liabilities amounted to $992,401.

During the first six month of 2006, the company repaid the balance of a loan in the amount of $90,000 to a related corporation.

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

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" and SFAS 156, "Accounting for Servicing of Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Until such time as our shares are traded on a national exchange, our shareholders can communicate with us by contacting our Chief Executive Officer at the information set forth herein.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

In April 2006, we completed an offering in which we issued a total of 35,294 shares of our common stock to five investors at a price per share of $.85 for an aggregate offering price of $30,002. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ASAH CORP.
Registrant

Date: August 21, 2006	By: /s/ Zak W Elgamal
Zak W. Elgamal
President, Chief Executive Officer,
Chairman of Board of Directors