Form 10QSB
period 2006-09-30
ASAH CORP
filed 2006-11-14
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2006: 29,051,394 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ASAH CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASAH CORP. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED) (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED) (UNAUDITED)

PAGES	4 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ASAH CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,544,830
Accounts receivable	1,367,153
Advances to employees	22,922
Prepaid expenses and other current assets	39,391
Total Current Assets	2,974,296

PROPERTY AND EQUIPMENT, NET	105,305

TOTAL ASSETS	$3,079,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$327,723
Due to related party	5,000
Accrued income tax	915,058

TOTAL CURRENT LIABILITIES	1,247,781

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,051,394 shares issued and outstanding	29,190
Additional paid-in capital	492,255
Deferred compensation	(206,250)
Subscription Receivable	(2,550)
Retained earnings	1,519,175
Total Stockholders’ Equity	1,831,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,079,601

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2006 (Consolidated)	For the Three Months Ended September 30, 2005 (Combined)	For the Nine Months Ended September 30, 2006 (Consolidated)	For the Nine Months Ended September 30, 2005 (Combined)

REVENUE, NET	$2,380,186	$1,073,930	$7,295,022	$2,951,303

COST OF REVENUES	1,894,602	710,342	5,120,441	1,909,804

GROSS MARGIN	485,584	363,588	2,174,581	1,041,499

OPERATING EXPENSES
General and administrative	91,994	137,368	353,624	297,204
Salaries	249,258	86,890	648,542	229,009
Rent	31,346	17,635	89,912	58,615
Total Operating Expenses	372,598	241,893	1,092,078	584,828

NET INCOME FROM OPERATIONS	112,986	121,695	1,082,503	456,671

OTHER INCOME
Interest income	3,386	36	6,240	115
Total Other Income	3,386	36	6,240	115

INCOME FROM OPERATIONS BEFORE INCOME TAXES	116,372	121,731	1,088,743	456,786

Provision for Income Taxes	(69,744)	(43,173)	(448,585)	(162,118)

NET INCOME	$46,629	$78,558	$640,159	$294,668

Net income per share - basic and diluted	$-	$-	$0.02	$0.01

Weighted average number of shares outstanding during the period - basic and diluted	29,048,394	20,000,000	29,034,432	20,000,000

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006 (Consolidated)	For the Nine Months Ended September 30, 2005 (Combined)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$640,159	$294,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,104	13,685
Provision for uncollectible accounts	(17,500)	12,222
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	285,860	(562,285)
(Increase) decrease in advance to employees	(7,367)
Decrease in prepaid expenses	(23,334)	33,567
Increase (decrease) in accounts payable and accrued expenses	183,555	25,708
Increase in accrued taxes	443,515	160,545
Increase in deposits	-	45,000
Decrease in deferred compensation	37,500	-
Net Cash Provided By Operating Activities	1,564,492	23,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(4,308)
Purchase of property and equipment	(62,506)	(31,135)
Net Cash Used In Investing Activities	(62,506)	(35,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(35,352)	-
Repayment to related party	(90,000)	(25,000)
Loans from related parties	5,000	40,000
Stock issued	30,002	-
Net Cash Provided (Used) By Financing Activities	(90,350)	15,000

NET INCREASE (DECREASE) IN CASH	1,411,636	2,667

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	133,194	46,344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,544,830	49,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$6,681

Cash paid for interest expense	$118	$-

See accompanying notes to consolidated financial statements.

ASAH CORP. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)
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

ASAH CORP. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)
(UNAUDITED)

(C) Principles of Consolidation and Combination

The 2006 consolidated financial statements include the accounts of ASAH Corp. and its wholly owned subsidiaries, American Surgical Assistants, Inc. and ATS Billing Services, Inc. The 2005 combined financial statements include the accounts of American Surgical Assistants, Inc. and ASAH Corp.

All significant intercompany accounts and transactions have been eliminated in consolidation and combination. ASAH Corp. and its wholly owned subsidiaries American Surgical Assistants, Inc. and ATS Billing Services, Inc. are hereafter referred to as the “Company”.

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

ASAH CORP. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)
(UNAUDITED)

(G) Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” The Company does not have any dilutive securities outstanding as of September 30, 2006 and 2005.

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

Established billing rates are not the same as actual pricing, and they generally do not reflect what the Company is ultimately paid and therefore are not displayed in our Consolidated Statements of Operations. The Company is typically paid amounts based on individual insurance company rates.

Revenues billed under contracts with hospitals are billed over the contract period as services are provided.

ASAH CORP. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)
(UNAUDITED)

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

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2006, the Company had approximately $1,444,830 in excess of FDIC insurance limits.

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

NOTE 2       LOAN PAYABLE - RELATED PARTY

During 2006, the Company repaid a loan of $90,000 from a related corporation. The loan is unsecured, interest free and due on demand.

During 2006, the Company received a working capital loan of $5,000 from a company related to its President. The loan is unsecured, interest free and due on demand. The loan was repaid in November of 2006 (See Note 6).

ASAH CORP. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (CONSOLIDATED) AND 2005 (COMBINED)
(UNAUDITED)

NOTE 3       COMMITMENTS AND CONTINGENCIES

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

NOTE 4       RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $36,000 and $31,500, respectively.

NOTE 5       EQUITY

In April 2006, the Company issued 38,294 shares of common stock to individuals for $0.85 per share for total cash of $30,002 and a subscription receivable of $2,550.

NOTE 6       SUBSEQUENT EVENT

During 2006, the Company received a working capital loan of $5,000 from a company related to its President. The loan is unsecured, interest free and due on demand. The loan was repaid in November of 2006 (See Note 2).

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

ATS Billing Services, Inc. (“ATS”) was organized under the laws of the State of Texas on March 30, 2006 and as of April 1, 2006 became a wholly-owned subsidiary of ASAH Corp. The Company was formed to engage in HIPPAA-compliant billing services to and collection for healthcare industry professionals, mainly, but not exclusively, surgical assistants. ATS’ services include primary claim billing to insurance companies and to patients, with follow-up for collection purposes.

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

ASA assistants are fully trained international medical graduate physicians, registered nurses and certified surgical assistants. Most surgical assistants working with ASA are international medical graduate physicians (IMG’s), who are citizens and residents of the US and have completed their medical education outside the US & Canada. They do not practice in the US as medical doctors, but practice within the scope of their license as a Texas surgical assistant under the direct supervision of licensed physicians. Registered nurses can also be licensed surgical assistants. Certified surgical assistants are certified by a national certifying agency.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenue increased to $7,295,022 for the nine months ended September 30, 2006 from $2,951,303 for the nine months ended September 30, 2005 an increase of $4,343,719. The increase in revenues for the period was attributable to strengthening and expanding our existing relationships with our hospital and healthcare facility clients as well as attracting new clients, resulting in an increase in new business and increased service fees for our surgical assistant services. Additionally, during the third quarter of 2005 we began the year with approximately 12 hospital and healthcare facilities, and by the end of the first quarter of 2006, we had surgical assistant professionals on assignment at over 29 different hospitals and healthcare facilities throughout the Greater Houston, Texas area.

Costs of Revenue.

Costs of revenue increased to $5,120,441 for the nine months ended September 30, 2006 from $1,909,804 for the nine months ended September 30, 2005. The increase was attributable to the increase of the number of surgical assistants we employed or contracted for services and the increase in cost of recruiting and retaining existing and our newly hired surgical assistants.

Gross Profit. Gross profits increased to $2,174,581 for the nine months ended September 30, 2006 from $1,041,499 for the nine months ended September 30, 2005, representing gross margins of 29.8% and 35% respectively. The decrease in gross margins was primarily attributable to an increased cost of recruiting and hiring new surgical assisting employees and an increase in cost toretain our currently employed surgical assistants. Specifically we recruited and hired seven new surgical assistants to service the growth in expanding beyond the Houston area in the fourth quarter of 2006 and throughout 2007.

Selling, General and Administrative expenses for the nine months ended September 30, 2006 increased to $353,624 from $297,204 for the nine months ended September 30, 2005, representing an increase of $56,420. The increase in costs and expenses for the nine month periods were primarily attributable to the increases in employee costs such as healthcare expenses, malpractice insurance and increased costs related to servicing new clients during the first and second quarter of 2006.

Income Tax Expense. Provision for Income Tax expense increased to $448,585 for the nine months ended September 30, 2006 from $162,118 for the nine months ended September 30, 2005. Future cash flow of the company will be affected by the reversal of temporary income tax deferral.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenue increased to $2,380,186 for the three months ended September 30, 2006 from $1, 073,930 for the three months ended September 30, 2005 an increase of $1,306,256. The increase in revenues for the period was attributable to strengthening and expanding our existing relationships with our hospital and healthcare facility clients as well as attracting new clients, resulting in an increase in new business and increased service fees for our surgical assistant services. Additionally, during the first quarter of 2005 we began the year with approximately 12 hospital and healthcare facilities, and by the end of the first quarter of 2006, we had surgical assistant professionals on assignment at over 29 different hospitals and healthcare facilities throughout the Greater Houston, Texas area. The third quarter revenue is impacted annually by a seasonal trend in our industry whereby the number of elective surgical procedures are reduced during this time of the year.

Costs of Revenue.

Costs of revenue increased to $1,894,602 for the three months ended September 30, 2006 from $710,342 for the three months ended September 30, 2005. The increase was attributable to the increase of the number of surgical assistants we employed or contracted for services. Specifically we recruited and hired seven surgical assistants to service the growth in expanding beyond the Houston area in the fourth quarter of 2006 and throughout 2007 which increased our cost of revenue during the period.

Gross Profit. Gross profits increased to $485,584 for the three months ended September 30, 2006 from $363,588 for the three months ended September 30, 2005, representing gross margins of 20.4% and 33.9%, respectively. The decrease in gross margins was primarily attributable to an increased cost of recruiting and hiring new surgical assisting employees and increased cost in retaining our currently employed surgical assistants. The decrease in Gross Profit is directly attributed to the increase in surgical assistants on staff during the period while we had a decrease in the number of cases performed by our surgical assistants due to a seasonal business decline.

Selling, General and Administrative expenses for the three months ended September 30, 2006 decreased to $91,994 from $137,368 for the three months ended September 30, 2005, representing a decrease of $45,374. The decrease in costs and expenses for the three month periods were primarily attributable to the reduction of legal and professional fees and recovery of a bad debt.

Income Tax Expense. Provision for Income Tax expense increased to $69,744 for the three months ended September 30, 2006 from $43,173 for the three months ended September 30, 2005. Our future cash flow will be affected by the reversal of temporary income tax deferral.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.

As of September 30, 2006, we had $1,544,830 in cash. Our general and administrative expenses are expected to average $100,000 per month for the next 12 months based upon our projected operating budget. Historically, our principal working capital need has been for accounts receivable. Our principal source of cash to fund our working capital needs are generated from operating needs and borrowings. As the company increases its revenues, our need for working capital for accounts receivable will increase. We will utilize cash from operations or from borrowings. These projected expenses do not include any costs that may be incurred for acquisitions of complimentary businesses. We expect to be able to finance future acquisitions whether with cash provided from operations, borrowings, debt or equity offerings, or some combination of the foregoing.

Our operating activities provided cash of $1,564,492 for the nine months ended September 30, 2006. As of September 30, 2006, we had total current assets of $2,974,296 including cash of $1,544,830. As of September 30, 2006 our total current liabilities amounted to $1,247,781.

During the first nine months of 2006, the company repaid the balance of a loan in the amount of $90,000 to a related corporation.

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

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting  period that begins after June 15, 2005.   SFAS No. 123R has no current applicability to the Company and has no effect on the financial statements.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ASAH CORP.
Registrant

Date: November 13, 2006	By: /s/ Zak W Elgamal
Zak W. Elgamal
President, Chief Executive Officer,
Chairman of Board of Directors