Form 10KSB
period 2006-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2007-04-02
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File number 000-50354

AMERICAN SURGICAL HOLDINGS, INC.
(Name of Registrant as Specified in Its Charter)

DELAWARE	98-0403551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10039 Bissonnet #250, Houston, Texas	77036-7852
(Address of Principal Executive Offices)	(Zip Code)

(713) 779-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $1.10 per share on March 30, 2007, as reported by the OTC - Bulletin Board, was approximately $2,193,037

As of March 30, 2007, there were 16,850,814 shares of Common Stock, $0.001 par value, outstanding.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Annual Report on Form 10-KSB as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

We were incorporated in the State of Delaware under the name Renfrew, Inc. on July 22, 2003 as a blank check company as defined under Rule 419 of the Securities Act. On August 2, 2005, we filed Articles of Amendment with the State of Delaware changing our name to ASAH Corp. and on January 9, 2007, we filed Articles of Amendment with the State of Delaware changing our name to American Surgical Holdings, Inc. (“ASHI”).

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we acquired all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas. As a result of and in consideration for the issuance of 3,428,572 shares of our common stock to Mr. Elgamal and 3,428,572 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 6,857,144 shares of our common stock, American Surgical Assistants, Inc. became our wholly owned subsidiary.

We had operated as a blank check company until the merger in October 2005 and the purpose for this reorganization with American Surgical Assistants, Inc. was to obtain an operating company which we believed has a successful business plan. Now, through American Surgical Assistants, Inc., we provide professional surgical assistant services to patients, surgeons and healthcare institutions.

In addition, through our other subsidiary, ATS Billing Services, Inc. (“ATS”) we prove HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants.

Our Company

Through our wholly owned subsidiary, American Surgical Assistants, Inc. (“ASA”), a Texas corporation, we provide professional surgical assistant services to patients, surgeons, and healthcare institutions. Our high quality services result in cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of service. We are certified by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Surgical assistants are highly skilled, fully trained professionals credentialed through an extensive process similar to that utilized to evaluate physicians. These assistants are an integral part of the surgical team and they provide their services to surgeons and their patients. These services include, but are not limited to; identification of anatomical landmarks, securing blood vessels, recognizing pathological situations and providing and securing adequate, safe and proper assistance in exposure of the operative field, closure of the surgical wound, and the application of casts and dressings. They also perform other duties within the scope of their professional license as instructed or delegated by the operating surgeon. ASA surgical assistants are trained in general surgery, obstetrics and gynecology, orthopedic surgery, plastic surgery, urology, cardiovascular surgery, neurosurgery and other surgical disciplines. ASA’s recruiting strategies are designed to attract and retain surgical assistant professionals from both domestic and international sources.

We market our services to hospitals, surgeons and healthcare facilities. Presently, we provide service in Houston and Corpus Christi, Texas. In 2007, we plan to extend our services to healthcare facilities in other Texas cities. Ultimately, we plan to offer our services nation wide.

Our certified professionals are full time salaried employees, hourly employees and independent contractors. Currently, we have a total of seventy eight (78) surgical assistants, of which seventy three (73) are full or part time employees and five (5) are independent contractors. We also have eleven (11) full time administrative and billing employees.

The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients). A smaller percentage of Service Fee revenue is generated from payments by the patients for deductibles, and co-pays not covered by the insurers and payments from patients who self-insure. We generate additional revenue in the form of fees earned under contracts for “On Call Coverage” from hospitals and other healthcare facilities.

At the end of 2006, our surgical assistants were on assignment at 56 different hospitals and healthcare facilities throughout the Greater Houston, and Corpus Christi, Texas areas compared to 28 different facilities at the end of 2005. Our hospital and healthcare facility clients utilize our services, in the majority of surgical cases, so that they can effectively manage their surgical staffing needs without having to deal with fluctuations due to attrition, new unit openings, seasonal patient census variations, etc. and other short and long-term staffing needs. Our ability to meet the clients’ specific staffing needs, our flexible staffing assignments, and our reliable and superior customer service contribute to the facilities’ desire to enter into service contracts with us based on our uniquely qualified and skilled surgical assistant professionals, This dynamic and effective business model has been developed over more than twenty years of continuous research and improvement, monitoring the quality of service and examination of feed back from our clients.

Industry Overview

Total healthcare expenditures in the United States were estimated at $2.1 trillion during 2006, representing approximately 16 percent of the U.S. gross domestic product and growth of approximately 6.9 percent over 2005. It is our belief that over the next decade the aging U.S. population together with advances in medical technology will increase the consumption of healthcare services. As a result, total healthcare expenditures are projected to increase to approximately $4.1 trillion by 2016.

We expect healthcare professional services to grow modestly in 2007 based on favorable economic conditions and an increase in hospital staff job openings and turnover. While this growth is expected to be positive and expand the opportunities available to healthcare professionals, the available supply of professionals is not expected to keep pace with the increase in demand.

As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for outsourced, temporary and permanent healthcare professionals. In addition, enhanced healthcare technology has increased the demand for specialty surgical assistants who are qualified to assist and operate advanced medical equipment and perform complex medical procedures. We believe most regions of the United States are experiencing a pronounced shortage of physicians and registered nurses. Faced with increasing demand and tight supply for physicians and nurses, hospitals are utilizing more temporary or outsourced physicians and nurses to meet staffing requirements.

Our Business Model

We developed and continually refine our business model to improve our level of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our surgical assistant professionals and our hospital and healthcare facility clients. The critical success factors to our business model are:

Building a strong management team - The founding management of our company is comprised of a team of highly skilled and experienced surgical assistants. We focus on training and professional development for all levels of management and on hiring additional experienced management.

Marketing and Recruitment of New Surgical Assistant Professionals - We attract surgical assistant professionals to our Company because of our customer service and relationship-oriented approach, our competitive compensation and benefits package, and our diverse offering of work assignments that provide the opportunity to work on numerous surgical cases. We believe that our recruiting strategy makes us more effective at reaching a larger number of new surgical assistants.

Screening, Background checks, Licensing and Quality Management - Through our Credentialing, Risk Management and Human Resources departments, we screen all candidates prior to placement, and we continue to evaluate our surgical assistant professionals to ensure adequate performance and to manage risk, as well as to determine feasibility for future placements. Our internal processes are designed to ensure that our professionals have the appropriate experience, credentials and skills for the cases they are assigned. Our experience has shown us that well-matched placements result in satisfied surgeons, patients, and clients.

Placement - Hospitals and surgeons notify us of their case needs on a daily basis. Surgical assistant orders are entered into our information network by our hospital account managers and are then scheduled by our executive operations manager who selects the best suited surgical assistant professional and confirms placements with the hospital or healthcare facility. Our operations management team provides and schedules our services twenty four hours per day with an average response time of thirty (30) minutes. We pride ourselves on our understanding of the personal and distinctive technique of each surgeon, which leads to the development of a high standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique. Thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safe outcome of the surgery to the patient.

 Employee Professional Compensation and Benefits - Our surgical assistants are compensated at competitive rates. In our effort to attract and retain highly qualified surgical assistants and employees, we offer a variety of benefits. These benefits may include:

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

Information Systems

Our primary management information systems are centralized and controlled in our corporate headquarters in Houston, Texas. We have developed and currently operate information systems that include integrated processes for dispatching and scheduling, billing services and hospital and network contract management. These systems provide our staff with fast, detailed information regarding individual cases, hospitals and clients.

Regulation

The healthcare services industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are applicable to our hospital and healthcare facility clients could indirectly impact our business to a certain extent, but because we provide services on a contract basis and are paid directly by our hospital and healthcare facility clients, we do not have any direct Medicare or managed care reimbursement risk.

Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities. Surgical assistants employed by ASA are either licensed by the state of Texas, or certified by one of the national certifying boards. Those who are not yet licensed have applications for license pending or are currently being processed. We take measures to ensure compliance with all state licensure requirements. ASA was the first surgical assisting firm in the country to receive the prestigious JCAHO Certification.

Competition

The professional surgical assistant services industry is highly competitive. We compete in regional and local markets with full-service and specialized placement agencies. We also compete with hospital systems that have developed their own recruitment departments and staffing pools to attract highly qualified healthcare professionals. We compete with other professional surgical assistant services companies for hospital and healthcare facility clients on the basis of the quality of our healthcare professionals, the timely availability of our professionals with requisite skills, the quality, breadth and price of our services, our customer service, and our recruitment expertise. We estimate that there are more than sixty five (65) hospitals in the Greater Houston area, in addition to a number of surgery centers and smaller physician owned facilities. As of December 31, 2006 we provide services to fifty six (56) hospitals throughout the Greater Houston and Corpus Christi areas.

To the best of our knowledge, throughout the state of Texas there are an estimated 500 surgical assistants of which approximately 280 are licensed by the state. Although a large number of these surgical assistants work directly as employees of surgeons and or hospitals there are significant numbers of available professionals that operate as independent contractors, either individually or in small groups. We identified several surgical assistant services companies currently operating in our region that may be potential acquisition candidates.

We believe that larger, national firms enjoy distinct competitive advantages over smaller, local and regional competitors in the professional healthcare services industry. More established firms may have a larger pool of available candidates, substantial word-of-mouth referral networks and more recognizable brand names, enabling them to attract a consistent flow of new applicants. We are developing a deeper, more comprehensive infrastructure with a more established business framework and process that provide the foundation for national recognition, such as our accreditation with the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) staffing agency certification. The greater financial resources of larger firms allow them to offer a competitive compensation package to its healthcare professionals.

Surgical Assistants

There are two levels of surgical assistants:

First Assistant:

A first assistant is defined as the individual providing primary assistance to the surgeon during actual surgical procedure. This individual must be listed on the Operative Record as such.

Although descriptions may vary from institution to institution, the role of the first assistant requires active participation during the surgical procedure. This involves providing exposure, homeostasis, tying and suturing plus other functions as instructed by the surgeon responsible for the patient and procedure. (Surgical assistants do not act in the capacity of scrub nurse or technician).

Second Assistant:

A second assistant is required for certain procedures where there is a need for the primary surgeon to have either another surgeon assisting in the first assistant capacity or two surgical assistants (First and Second).

Each Licensed/Certified Surgical Assistant is required to maintain continued medical education for recertification purposes and must submit a professional activity report every two years. Additionally, they must have assisted on a minimum number of procedures or hours every two years in the role of a first assistant (American Board of Surgical Assistants Standards for Recertification). The actual number of procedures and hours required may vary according to the specific rules and regulations of different licensing and certifying bodies.

Our hospital and healthcare facility clients in Houston provide us with the opportunity to expand our professional surgical assistant services throughout the state of Texas. We provide our surgical assisting professionals with an attractive compensation package including professional liability insurance. We believe that we attract and retain the highest quality surgical assisting professionals due to our long-standing reputation for providing a high level of service, our numerous job opportunities, our benefit packages, our innovative marketing programs and word-of-mouth referrals from our current and former healthcare professionals.

A professional surgical assistant directly and materially assists the surgeon by exposing the proper area of the surgical field and maintaining a clean and dry field. This may be achieved through suctioning any excess fluids, drying the area where the surgeon is working, securing bleeding either through clamping or ligation of blood vessels or electric cautery or other means. He will also assist the surgeon in operating equipment and devices utilized in the surgery, assist the surgeon in applying any prosthetic devices, total joints, plates, screws, etc., providing a clear and steady video imaging in endoscopic procedures, manipulating and positioning organs out of the way of the surgeon, closing the surgical site, applying dressings, casts, immobilizers, etc. under the instruction and supervision of the primary surgeon. The role of the surgical assistant also includes pre and post-operative positioning of the patient and safe transfer to and from the operating room table. Assistants are also required by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) to be part of the National Patient Safety Procedures during surgery. The scope of the services we provide includes:

•	General surgery and bariatric surgery (stomach stapling, weight reduction surgery, etc.)
•	Obstetrics and Gynecology, including laparoscopic procedures
•	Vascular surgery: peripheral vascular (AAA’s, etc.)
•	Cardiac surgery: (CABs, etc., including both open and laparoscopic vein harvesting).
•	Orthopedic surgery, including total joint replacements, back surgery including instrumentation, arthroscopic joint surgery, etc.
•	Neurosurgery, both central and peripheral
•	Urology and genital system
•	Plastic and reconstructive surgery

Surgical assistants provide highly specialized service to the patient. The basic qualifications and performance standards for highly trained surgical assistants are:

•	Extensive knowledge of aseptic techniques and practices

•	Detailed knowledge of surgical procedures and techniques in all surgical specialties and sub-specialties, including gynecology and obstetrics

•	Skilled in the use of all instrumentation required for the performance of different surgical procedures

•	Ability to effectively communicate with patient/family, other staff, physicians, and other members of the patient care team at the client institution

Surgical assistants must be proficient in the use of the following equipment:

•	LASERs and smoke evacuation equipment, De-fibrillation equipment, Electro Cardiogram and vital signs monitors, K-Thermia and other patient warming devices

•	Operating Room tables and related attachments and accessories, Patient positioning devices, Surgical Microscopes, Powered equipment; drills, saws, etc. Dermatomes

•	Endoscopic and Laparoscopic surgery equipment and other related equipment, Arthroscopic surgery equipment and related equipment, medical video equipment, cameras and accessories

•	Electro-surgery units, Tourniquets, Nucleotomes and/or equivalent, Surgilav and simpulse suction/irrigation equipment, or equivalent and Surgical lights

•	Suction and Suction Assisted Lipectomy (SAL) Equipment

•	Equipment and instruments utilized in caesarian section, obstetrics gynecology and related endoscopic procedures, Equipment utilized in different gynecological procedures

•	Saline/blanket patient warmer equipment, all surgical instrumentation and related equipment currently utilized in the operating room

•	Endoscopic Vein Harvesting equipment

Work Environment:
1.	Wear approved scrub attire and or required gear as needed
2.	Incorporate universal precautions and National Patient Safety Standards into daily performance of the job
3.	Incorporate safety rules and regulations into the daily performance of the job
4.	Physical requirements include, but are not limited to, the ability to stand for long periods of time, lifting objects weighing 40 pounds or more, stooping and bending
5.	Encounter certain hazardous materials including, but are not limited to, radiation, radioactive materials, LASER beams and plume, anesthetic materials and gases, etc.
6.
In addition to scheduled cases, accepts assignment to cover emergency call duty on 24 hour basis, including weekdays, weekends and holidays, covering surgical procedures and labor and delivery departments as required covering call schedule

ATS Billing Services, Inc.

ATS Billing Services, Inc. (“ATS”) was organized under the laws of the State of Texas on March 30, 2006 as a wholly owned subsidiary of American Surgical Holdings, Inc. It was formed to provide HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants.

ATS’ services include primary claim billing to insurance companies and to patients, with follow-up as necessary for collection purposes. ATS enters into service agreements with its clients whereby it receives a fee based on the total monies paid to that client for claims submitted by ATS on the client’s behalf. Currently ATS provides its services for ASA as well as several other independent clients.

Additional Information about the Company

For further information about our Company, you may read the materials we have filed with the SEC without charge at the Public Reference Section of the SEC at Room 1024, Judiciary Plaza, 100 F Street, NE, Washington, D.C. 20549. You can also obtain copies of these materials at prescribed rates from the Public Reference Section of the SEC in Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

Our SEC filings and the registration statement can also be reviewed by accessing the SEC’s internet site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that are filed electronically with the SEC.

Our internet address is http://www.asainc.us. We maintain an external link on the “Investor Relations” section of our website which takes users directly to our filings with the SEC. All such filings are available free of charge.

RISK FACTORS

You should carefully consider and evaluate these risk factors, as any of them could materially and adversely affect our business, financial condition and results of operations, which, in turn, can adversely affect the price of our securities.

We are dependent upon outside financing to meet our ongoing capital requirements - We plan to grow the business by geographic expansion that may include the acquisition of existing firms already operating in the target markets. Such expansion will require the Company to obtain funds from third parties. If the Company is not able to raise funds on a cost effective basis our ability to grow may be inhibited.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our future products profitably - In both the United States and a number of foreign jurisdictions, there have been legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to provide our services at a reasonable price. Policies may change and additional government regulations may be enacted, which could prevent or delay regulatory approval of our services and personnel. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our services and as a result our business could suffer.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors - Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of demand for our services;
•	our ability to obtain sufficient cost-effective financing
•	the timely and successful implementation of programs with customers;
•	our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;
•	professional service liability, and other litigation including class action and derivative action litigation;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
•	Government regulation and legal developments regarding our business model in the United States and general economic conditions.

As a strategic response to changes in the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our operating results. Due to any of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period, which may cause our stock price to decline.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls - We have a limited operating history, and because of the emerging nature of the markets in which we compete, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue. However, the size of future revenue depends on the choices and demand of individuals, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenue. Accordingly, a significant shortfall in demand for our services could have an immediate and material adverse effect on our business, results of operations and financial condition. Further, our cost of revenue, business development and marketing expenses will increase significantly as we expand our operations. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

We must be able to develop and implement an expansion strategy and manage our growth - Our ability to develop and implement an expansion strategy, manage the same and respond to growth will be critical to our success. To accomplish our growth strategy, we will be required to invest additional capital and resources and expand our geographic markets. We cannot assure you that we will be successful in developing, implementing or managing any such growth strategies. If we are successful in our growth strategy, there will be additional demands on our customer support, marketing, administrative and other resources. There can be no assurance we will be able to manage expanding operations effectively or that we will be able to maintain or accelerate our rate of growth.

Our future growth depends on our ability to attract and retain customers - Our future growth will depend on our ability to effectively anticipate and adapt to customer requirements and offer services that meet customer demands. Increasingly, our growth will depend on our ability to successfully fund, develop and introduce new healthcare relationships. We cannot be sure whether new relationships will be successfully developed on a timely basis, or at all.

We are dependent on our key management personnel, and the loss of any of these individuals could harm our business - We are dependent on the efforts of our key management and medical staff. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We have employment agreements with most of our key management personnel, but some of these people are employed “at-will” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key management personnel.

We will need to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the future - We are in the process of seeking additional senior executives, as well as technical and managerial staff members. There is a high demand for highly trained executive, technical and managerial personnel in our industry.

We do not know whether we will be able to attract, train and retain highly qualified technical and managerial personnel in the future, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to effectively promote our brand and establish a leading position in the marketplace, our business may fail - Our brand name is new and unproven. We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brand and establish a leading position in the marketplace, our operations may suffer.

Difficulties managing growth could adversely affect our business, operating results and financial condition - If we achieve growth in our operations in the next few years, such growth could place a strain on our management, and our administrative, operational and financial infrastructure. We would need to hire additional management, financial, sales and marketing personnel to manage our operations. In addition, our ability to manage our future operations and growth would require the continued improvement of operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively or if we are unable to attract additional highly qualified personnel, our business, operating results and financial condition may be materially adversely affected.

We may conduct future offerings of our common stock and preferred stock and pay debt obligations with our common and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price -We reserve the right to make future offers and sales, either public or private, of our securities, including shares of our preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are affected or we use our common or preferred stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such future sales.

Our Board of Directors may issue additional shares of preferred stock without stockholder approval - Our Articles of Incorporation, as amended, authorize the issuance of up to 10,000,000 shares of preferred stock, $0.001 par value per share. The Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also hamper or discourage an acquisition or change in control of the Company.

We have not declared any dividends on our common stock to date and have no intention of doing so in the foreseeable future - The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. We do not anticipate making any cash distributions on the common stock in the foreseeable future and investors in our common stock cannot rely on dividend income therefrom.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations. Our common stock is currently quoted on the OTC Bulletin Board and there is a limited public trading market for the common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects, such as, among other things, announcements concerning us or our competitors, government regulations, and litigation or other matters.

We are subject to litigation - Presently, the Company is not aware of any litigation pending or threatened by or against the Company. The Company may become involved from time to time in various legal matters arising out of its operations in the normal course of business. In such a situation, on a case-by-case basis, the Company will evaluate the likelihood of possible outcomes of such litigation. Based on this evaluation, the Company will determine whether the recognition of a liability is appropriate. If the likelihood of a negative outcome is probable, and the amount is estimable, the Company will account for the liability in the current period.

We may be unable to maintain adequate insurance coverage - We maintain insurance for the company that includes professional liability and director and officer insurance to protect us from claims made against us. In recent years insurance has become more expensive while at the same time reducing the scope of coverage. Our ability to maintain adequate insurance coverage at a reasonable cost may be impacted by market conditions beyond our control.

Our critical accounting policies and significant estimates made may not be appropriate or accurate - We have selected accounting policies that we believe are appropriate for the business conducted and that comply with accounting policies generally accepted in the United States. Such accounting policies and their application may change from time to time, as new standards and interpretations emerge or the applications of existing standards change. Additionally, financial statements involve the use of estimates and the application of professional judgment, which may be challenged by auditors, regulators and investors from time to time. Qualified people exercising due care, may make judgments at any point in time utilizing the best available information, including the use of subject matter experts, and may reach conclusions that are not appropriate. You are encouraged to read and obtain a full understanding of the financial statements and related notes contained in our securities filings and the related reports of the independent auditor. The critical accounting policies we selected and identified may require thorough study and assessment by you in order for you to reach a conclusion about the appropriateness and reasonableness of the policy or estimate, given the facts and circumstances. You should reach your own conclusion on the appropriateness, fairness and application of the accounting policies we have applied and estimates we have made in consultation with your financial and other advisors before making any decision to invest in us.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected - Our certifying officers are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Accordingly, the certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the certifying officers by others within those entities. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-QSB and annually on our Form 10-KSB. In completing such reporting we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This disclosure, based on our most recent evaluation of our disclosure controls and procedures, is made to our auditors and the audit committee of our Board of Directors. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information are reported in our public filings. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Additionally, any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting, is reported on such filings as applicable.

While management is responsible for ensuring an effective control environment and has taken steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses - Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Terrorist attacks or acts of war may seriously harm our business - Terrorist attacks or acts of war may cause damage or disruption to our operations, employees, facilities and our customers, which could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that created many economic and political uncertainties, some of which may have a material adverse effect on our business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could also have a material adverse effect on our business, results of operations and financial condition in ways that management currently cannot predict.

As a public company, our business is subject to numerous reporting requirements that are currently and continuously evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business - The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the American Stock Exchange have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease 5,800 square feet of office space at 10039 Bissonnet Suite 250, Houston, Texas 77036-7852. During 2001, the Company entered into a sublease agreement with a company owned by a related party for a term of seven years ending December 2008. Effective October 1, 2006, this sublease was terminated and the lease was assigned directly to the Company. This lease agreement calls for monthly lease payments of $5,610 for 2007 and $5,797 for 2008, plus a Consumer Price Index adjustment capped at 5% plus reimbursement of Common Area Maintenance expenses if they exceed a specified percentage of the costs. We anticipate increasing the amount of leased space of our home office in 2007.

Future minimum lease payments consist of the following:

2007	$67,320
2008	69,564

Total	$136,884

ITEM 3. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about December 19, 2006, we received written consents in lieu of a meeting of Stockholders from holders of 20,000,000 shares representing approximately 68.84% of the 29,051,394 shares of our total issued and outstanding shares of voting stock to effect a 1 for 1.75 reverse stock split (pro-rata reduction of outstanding shares) of our issued and outstanding shares of Common Stock. This reverse split was effectuated on January 22, 2007. There was no reduction in authorized shares based on the split. All of the share amounts set forth in this filing have accounted for this reverse split.

On or about March 23, 2007, we received written consents in lieu of a meeting of Stockholders from holders of 11,428,572 shares representing approximately 67.82% of the 16,850,814 shares of our total issued and outstanding shares of voting stock to:

•
Consolidate the outstanding shares of the Company with a 1 for 2 reverse stock split. Such consolidation is not reflected in this report. This consolidation will not be completed until after due notice is provided to shareholders. We anticipate that it will be completed by the end of April 2007.

•	Establish an Employee Stock Option Agreement (ESOP) for the benefit of employees, to become effective after appropriate notice is provided. This is expected to occur in April 2007.

•	Appoint Mr. Toh, Mr. Olmo-Rivas, Dr. Kleinman and Dr. Bailey to the board of directors joining Chairman Mr. Elgamal, each to serve for a term of one year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the OTC Bulletin Board under the symbol “ASUH.” Our common stock was approved to quote on the OTC Bulletin Board on December 14, 2006 under the symbol ASAO. On January 31, 2007 the Company’s symbol was changed to ASUH based upon the name change of the Company to American Surgical Holdings, Inc. Trading commenced in our common stock on the OTC Bulletin Board on March 1, 2007. All OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Closing stock price on March 23, 2007 was 1.10.

Shareholders

As of March 23, 2007, there are approximately 92 shareholders of our common stock. Such shareholders of record hold a total of 16,850,814 shares of our common stock, subsequent to a 1 for 1.75 reverse stock split effectuated on January 22, 2007

On or about March 23, 2007, we received written consents in lieu of a meeting of Stockholders from holders of 11,428,572 shares representing approximately 67.82% of the 16,850,814 shares of our total issued and outstanding shares of voting stock to further consolidate the shares of the Company with a 1 for 2 reverse stock split. Such consolidation is not reflected in this report. This consolidation is expected to be completed by the end of April 2007 after due notice is provided to shareholders.

Dividends

Since inception we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On January 22, 2007, we effectuated a 1 for 1.75 reverse stock split (pro-rata reduction of outstanding shares) of our issued and outstanding shares of Common Stock.

On February 12, 2007, we issued 200,000 restricted shares of our common stock to Global Business Resources, Inc. for consulting services rendered to us. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. No placement agent was used for this transaction.

On or about March 23, 2007 we issued 50,000 shares of our common stock to Henry Y. L. Toh as part of his inaugural board fees. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. No placement agent was used for this transaction.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of March 23, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	1,210,000 shares (1)	$1.13	1,790,000 shares
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

(1) On or about March 23, 2007, the Board of Directors of the Company approved the Employee Stock Option Plan, subject to Stockholder approval. The Majority Stockholders approved the action by written consent in lieu of a meeting on March 23, 2007 in accordance with the Delaware Business Corporation Act. Such actions will not be effective until 20 days from notice to the shareholders. The 1,210,000 options are currently outstanding but the shares underlying the options can not be issued under our Employee Stock Option Plan until such plan is effective.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

American Surgical Holdings, Inc. (“ASHI”) (formerly known as ASAH, Corp. and Renfrew, Inc.) was incorporated in the State of Delaware on July 22, 2003. On October 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and between ASHI, American Surgical Assistants, Inc. (“ASA”) and the shareholders of ASA, ASHI acquired all of the outstanding shares of ASA for a total of 6,857,144 shares of our common stock. Pursuant to the agreement, ASA became our wholly owned subsidiary.

ASA is a Texas corporation that provides professional surgical assistant services to surgeons and healthcare institutions throughout the Houston and Corpus Christi, Texas areas. The utilization of surgical assistants results in a cost savings for patients, insurance companies, hospitals and surgeons, without compromising the quality of service to the patient. Our strategy is to become a nationwide leader in the professional surgical assistant industry. ASA is certified by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Our staff and associates are currently credentialed and/or providing services to surgeons and patients at numerous hospitals and surgery centers. The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients). A smaller percentage of Service Fee revenue is generated from payments by the patients for deductibles, and co-pays not covered by the insurers and payments from patients who self-insure. We generate additional revenue in the form of fees earned under contracts for “On Call Coverage” from hospitals and other healthcare facilities. Our agreement with these healthcare facilities usually includes an exclusivity arrangement whereby ASA is the only entity entitled to provide surgical assistants within the client facility.

Our cost of revenues includes those costs and expenditures that are incurred directly by or associated with the surgical assistants’ performance of their duties. The following items are included in the cost of our revenues:

Insurance - Worker’s Comp, Malpractice, Medical, Dental
Licenses & Permits
Payroll Processing Fees
Professional Contract Services
Professional Development
Salaries & Wages
Taxes - Payroll
Telephone
Travel Expense

Plan of Operations

By the end of 2007, we expect to have operations in several urban centers in Texas. This expansion plan is contingent upon our ability to raise capital, to secure contracts with new customers, to attract and retain a suitable number of professional staff members, and to identify and acquire surgical assistant practices in these new markets.

We expect to execute our strategy by:

Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities- We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing that can fulfill the quantity, breadth and quality of their surgical assisting needs and help them develop strategies for the most cost-effective surgical assisting methods. Understanding the personal and distinctive technique of each surgeon leads to the development of a high standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique, thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safe outcome of the surgery to the patient. In addition, over the last few years, hospitals and healthcare facilities have shown an interest in working with a limited number of vendors to increase efficiency. We believe that our proven ability to fill our clients’ needs provide us with the opportunity to serve our client facilities that implement this strategy. Due to our large network of professional surgical assistants, we are well positioned to offer our hospital and healthcare facility clients a wide spectrum of effective solutions to meet their surgical assisting needs.

Expanding Our Network of Qualified Surgical Assistant Professionals - Through our recruiting efforts both in the United States and internationally, we continue to expand our network of qualified surgical assistant professionals. We continue to build our staff of professionals through referrals from healthcare professionals who are currently working or have been placed by us in the past, as well as through advertising and internet sources. Most surgical assistants working with the Company are international medical graduate physicians (IMG’s/FMG’s). These IMG’s are not licensed physicians in the United States and do not practice in the United States as medical doctors.

Expanding Service Offerings Through New Staffing Solutions - In order to further enhance the growth in our business and improve our competitive position in the professional surgical assistant services sector, we continue to introduce new service offerings. As our hospital and healthcare facility clients’ needs change, we constantly explore what additional specialized surgical assisting services we can provide to better serve them. Our recruiting efforts include attracting highly specialized surgical assistants in areas of all surgical disciplines and sub-specialties. Properly qualified and trained to the highest standards, our staff is capable of providing valuable assistance on a wide variety of surgical procedures. Each quarter during the next twelve months we will have a minimum of one training and development program for our surgical assistants.

Expanding Our Geographic Presence - We provide professional surgical assistant services to hospitals, surgeons and their patients in the greater Houston area and Corpus Christi, Texas.

Our success in these two markets has created opportunities to expand our services throughout Texas and the rest of the country. Our current success leads us to believe that we can successfully expand to other markets, starting with the major urban areas of Texas.

Legislative Changes are Expected To Increase Demand - Texas has implemented Licensing for Surgical Assistants, while Illinois has implemented registration of Certified Surgical Assistants and Kentucky has passed legislation permitting reimbursement for Surgical Assistants. Other states have some form of legislation either pending or being considered regarding Surgical Assistants. Such legislative changes will support the growth of our business. . We intend to open additional offices in Texas. We currently operate mainly in the greater Houston metropolitan area. We plan to evaluate opportunities to strategically expand our geographic presence by opening or acquiring satellite offices within Texas during the next 12 months.

Building the Strongest Management Team to Optimize Our Business Model - Our operations management team is comprised of highly skilled and experienced surgical assistants. We have continued to focus on training and professional development for all levels of management and have hired several additional experienced management members over the last few years. Our management team has been further broadened and strengthened by the addition of experienced Directors and consultants.

Capitalizing on Strategic Acquisition Opportunities - In order to enhance our competitive position, we will continue to selectively explore strategic acquisitions. We believe there are opportunities for strategic acquisitions that will increase our staffing solutions to our current hospital and healthcare facility clients and acquisitions that will give us a foothold into new geographic markets. We will review potential acquisitions and, if necessary, seek investment partners in order to raise the necessary funds to acquire any operating business. Such partners may include banks, investment funds and broker-dealers, and management intends to utilize its significant contacts among these entities to facilitate such a relationship. We have no potential acquisitions in mind at this time nor have we entered into any discussions with any such potential partners. We do anticipate beginning to identify potential acquisitions beginning after the first quarter of 2007. However, the specific amount, timing and terms of any such placement will not be known until a purchase agreement has been executed by us and is reviewed by any potential investment partner.

Completion of the strategic acquisition component of our plan of operation is subject to attaining adequate revenue or financing. We cannot assure investors that adequate revenues will be generated to acquire additional companies. In the absence of our projected revenues, we may be unable to proceed with our plan of strategic acquisitions. Even without a significant increase in revenues within the next twelve months, we anticipate being able to continue with our present activities, but we may require financing to achieve our objective of strategic acquisitions creating increased profit, revenue and growth. We have budgeted one million dollars ($1,000,000) for strategic acquisitions for the next several months. The actual amount needed may differ materially from our estimates.

Material developments in 2007

On January 22, 2007, we effectuated a 1 for 1.75 reverse stock split (pro-rata reduction of outstanding shares) of our issued and outstanding shares of Common Stock.

On or about March 23, 2007, the Board of Directors of the Company approved a 1 for 2 reverse stock split, the Employee Stock Option Plan, and the election of new members to the board of directors, subject to Stockholder approval. The Majority Stockholders approved the actions by written consent in lieu of a meeting in accordance with the Delaware Business Corporation Act.

In March 2007, the non-compete agreements with both Mr. Elgamal and Mr. Olmo-Rivas were extended to three years from two years. Additionally, in circumstances where either officer disposes of more than 250,000 shares in any single year between 2007 and 2012, the term of the non-compete agreements is automatically extended to five years.

Additionally, commencing in 2007, both officers are entitled to performance based compensation equal to 2% of the growth in year over year gross revenues from the prior calendar year. Finally, Mr. Elgamal and Mr. Olmo-Rivas each received 500,000 stock options, vested over 3 years, distributed quarterly.

In March 2007, the Company issued 50,000 shares of common stock and 150,000 option to Henry Y. L. Toh as part of his inaugural board fees. The stock options vest ratably over 3 years.
RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005

Revenues.

Revenues increased to $10,191,447 for the twelve months ended December 31, 2006 from $4,729,390 for the twelve months ended December 31, 2005 an increase of $5,462,057. The increase in revenues for the period was attributable in part to strengthening and expanding our existing relationships with surgeons, hospitals and healthcare facility clients. Additionally, we increased the number of client facilities resulting in an increase in new business and increased service fees for our surgical assistant services. At December 31, 2006 we had surgical assistant professionals on assignment at over 56 hospital and healthcare facilities, compared to 28 hospital and healthcare facilities at December 31, 2005. To handle this increased volume we increased the number of surgical assistants on staff to 78 at December 31, 2006 compared to 63 at December 31, 2005. The increase in contract fees from hospitals and an increase in our collections percentage added $181,600 and $1,201,119, respectively, to our total revenues during 2006.

Costs of Revenue.

Costs of revenue increased to $5,509,898 for the twelve months ended December 31, 2006 from $2,462,667 for the twelve months ended December 31, 2005, an increase of $3,047,231. The increase was primarily attributable to the increase in professional contract services, salaries and related payroll costs paid to the surgical assistants. We also experienced an increase in insurance, telephone, auto and other direct costs incurred by the surgical assistants as they perform their duties. There were also costs incurred as we expanded our service to Corpus Christi, Texas.

Gross Profit.

Gross profit increased to $4,681,549 for the twelve months ended December 31, 2006 from $2,266,723 for the twelve months ended December 31, 2005. Our gross margin decreased slightly to 46% from 48% due primarily to the increased cost of recruiting and hiring new surgical assistants to meet the needs associated with the expansion in the number of our client base.

Operating Expenses.

Operating expenses for the twelve months ended December 31, 2006 increased to $3,080,625 from $1,654,766 for the twelve months ended December 31, 2005, representing an increase of $1,425,859. The increase in operating expenses was due primarily to increases in office and administrative expenses including salaries (human resources, risk management, other administration), insurance, rent, postage and supplies as we built up the back-office personnel to better handle our continued expansion.

Income Tax Expense.

Income tax expense increased to $651,846 for the twelve months ended December 31, 2006 from $213,126 for the twelve months ended December 31, 2005. Future cash flow of the company will be affected by the reversal of temporary income tax deferrals.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004

Revenues.

Revenues increased to $4,729,390 for the twelve months ended December 31, 2005 from $3,097,819 for the twelve months ended December 31, 2004 an increase of $1,631,571. The increase in revenues for the period was attributable to strengthening and expanding our existing relationships with surgeons, hospitals and healthcare facility clients as well as attracting new clients, resulting in an increase in new business and increased service fees for our surgical assistant services. At December 31, 2005 we had surgical assistant professionals on assignment at over 28 hospital and healthcare facilities, compared to 12 hospital and healthcare facilities at December 31, 2004. We also increased the number of surgical assistants on staff to 63 at December 31, 2005 compared to 23 at December 31, 2004. The increase in contract fees from hospitals and an increase in our collections percentage added $35,817 and $171,606 to our revenues, respectively during 2005.

Costs of Revenue.

Costs of revenue increased to $2,462,667 for the twelve months ended December 31, 2005 from $2,032,363 for the twelve months ended December 31, 2004, an increase of $430,304. The increase was primarily attributable to the increase of the number of surgical assistants we employed or contracted for services.

Gross Profit.

Gross profit increased to $2,266,726 for the twelve months ended December 31, 2005 from $1,065,456 for the twelve months ended December 31, 2004. The increase in gross margin to 48% from 34% was primarily attributable to the continued expansion of hospital and healthcare facility clients and greater efficiencies in the utilization of the surgical assistants. Increasing the number of hospitals allows us to better utilize the assistants. To the extent that we can keep the surgical assistants involved in billable activities we are able to improve our margins as well as our gross revenues.

Operating Expenses.

Operating expenses for the twelve months ended December 31, 2005 increased to $1,654,766 from $811,493 for the twelve months ended December 31, 2004, representing an increase of $843,273. The increase in operating costs was due to increase in legal and professional fees, salaries and telephone expense.

Income Tax Expense.

Income Tax expense increased to $213,126 for the twelve months ended December 31, 2005 from $93,821 for the twelve months ended December 31, 2004. Future cash flow of the company will be affected by the reversal of temporary income tax deferrals.

Contractual Obligations

The following table summarizes the payments due under contractual obligations as of March 23, 2007:

						TOTAL
	2007	2008	2009	2010	2011	THEREAFTER

Executive Officers (1)	$1,392,800	$1,392,800	$1,392,800	$1,392,800	$1,392,800	$5,571,200

Senior Consultants (2)	832,000	832,000	832,000	693,334	0	0

Consultants (3)	129,000	0	0	0	0	0

Operating Leases	67,320	69,564	0	0	0	0
	$2,421,120	$2,294,364	$2,224,800	$2,086,134	$1,392,800	$5,571,200

(1) Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to employment agreements that were renewed in 2006 are each entitled to receive annual compensation of $564,400, an expense account of $11,000 per month, plus health, disability and life insurance benefits.

(2) Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year agreements are each entitled to receive annual compensation of $344,000, an expense account of $6,000 per month, plus health, disability and life insurance benefits.

(3) In January 2007, the Company entered into an agreement with an investor relations firm, which, in addition to monetary compensation of $8,000 per month for 6 months, granted five-year warrants to purchase 60,000 shares of the Company’s common stock at a price of $1.55 per share.

(3) In January 2007, the Company entered into an agreement for strategic planning and consulting services, which in addition to monetary compensation of $6,750 per month for 12 months, granted 200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company had cash of $1,387,016 at December 31, 2006 compared to cash of $133,194 at December 31, 2005, an increase of $1,253,822. Our working capital (defined as current assets less current liabilities) at December 31, 2006 was $2,064,771 compared to $1,059,256 at December 31, 2005.

The increase in working capital is largely attributable to both an increase in revenues and improved collection of accounts receivable. In other words, the Company has decreased the amount of time from when revenue is earned to when it is collected. This is also referred to as days sales outstanding (“DSO”). At the end of 2006, the DSO was 73 days compared to 126 days at the end of 2005.

Our operating activities provided cash of $1,415,732 for the twelve months ended December 31, 2006 compared to ($116,600) in 2005

Investing Activities

We acquired property, plant and equipment costing $69,108 in 2006 compared to $$33,307 in 2005. We expect capital expenditures in 2007 to be similar to those in 2006.

Financing Activities

During 2006, the company repaid the balance of a loan in the amount of $90,000 to a related corporation. Also during the second quarter of 2006, Zak Elgamal loaned us $5,000 in the form of a note which is unsecured, payable on demand without interest. The loan was repaid in November of 2006.

Our need for capital may change dramatically as a result of any business acquisition or combination. There can be no assurance that we will identify any additional suitable business or acquisition opportunity in the future. Further, even if we locate a suitable target, there can be no assurance that we would be successful in consummating any acquisition or business consolidation on favorable terms or that we will be able to profitably manage the business, if acquired or otherwise engaged.

Management intends to ask pertinent questions of the proposed candidates or opportunities in the course of its due diligence phase. Management will rely heavily on a proposed candidate’s business plan, audited financial statements and projections, and management’s views of the future. It will not devote a substantial amount of time to independently verify, via market research and other business evaluation techniques, much of the information obtained from interviews with the combination partner. A transaction would be approved by the Board of Directors unless something comes to their attention which causes serious concerns as to the viability or integrity of the financial records and business projections of a proposed candidate.

Management’s plan is to obtain outside financing to be used to acquire additional companies which will provide surgical assisting and complementary management services. If management is unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our Consolidated Financial Statements attached hereto as Exhibit F-1. Policies determined to be significant are those policies that have the greatest impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

Adoption of Significant Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 superseded APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and was effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change of an accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company’s adoption of SFAS No. 154 in 2006 has not had a material effect on its financial position, operations or cash flow.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the application of FIN 48 to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company plans to adopt SFAS No. 157 on January 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plan or other postretirement plans, this standard is not expected to have an impact on the Company’s financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows a company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s financial position, operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 clarifies that a registration payment arrangement and the financial instrument(s) relating to that arrangement should be separately measured and recognized in an entity’s financial statements, according to the appropriate GAAP for each, rather than treated as a unit. Specifically, FSP EITF 00-19-2 states that the financial instrument(s) should be recorded in the financial statements using appropriate GAAP without regard to contingent obligations in respect of a registration payment arrangement. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and related financial instruments that are entered into or modified after December 21, 2006. For registration payment arrangements and related financial instruments that were entered into prior to December 21, 2006, and that continue to be outstanding at the beginning of the period of adoption, transition is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted. Early adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company has evaluated the requirements of FSP EITF 00-19-2 and determined that it is applicable to the warrant issued in conjunction with the Note issued to a third party lender in October 2004. The Company has chosen to adopt FSP EITF 00-19-2 in the fourth quarter of the year ending December 31, 2006. The Company’s adoption of EITF 00-19 in 2006 has not had a material effect on its financial position, operations or cash flow.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in United States dollars and currently we are debt free. Therefore we believe that our market risk is limited to the United States domestic economic and regulatory factors. We presently have no debt so our earnings are not affected by a change in interest rates at this time.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on pages F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, our Chief Executive Officer and Acting Chief Accounting Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors, Executive Officers and Significant Employees

Board of Directors

Our stockholders elect the members of the Board of Directors annually. The nominees have consented to their election to the Board of Directors. On or about March 23, 2007, the Majority Stockholders approved the appointment of Jaime Olmo-Rivas, Henry Y. L. Toh, Dr. Charles W. Bailey, Jr., and Dr. Michael Kleinman to the Company’s Board of Directors to hold office until the next annual stockholder’s meeting in accordance with the Delaware Business Corporation Act. Below are the names and profiles of our independent directors and their business experience during at least the last five years.

Name	Age	Position
Zak W. Elgamal	58	Executive Chairman, Chief Executive Officer and President
Jaime Olmo-Rivas	51	Executive Director, and Vice President of American Surgical Assistants, Inc.
Henry Y. L. Toh	49	Lead Independent Director
Dr. Charles W. Bailey, Jr	66	Independent Director
Dr. Michael Kleinman	51	Independent Director

Henry Y.L. Toh, Lead Independent Director

Mr. Toh currently serves as a member of the Board of Directors for other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of Idna Inc., a specialized finance and entertainment company. Since 2004, Mr. Toh has served as a director of Isolagen, Inc. Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity since 1992, Since 2004, Mr. Toh has served as a director of Labock Technologies, Inc. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University

Charles W. Bailey, JR., MD, JD, Director

Dr. Bailey received his law degree from the South Texas School of Law in 1980 and received his Medical Degree from the University of Texas Medical Branch. Dr. Bailey has been in private practice in plastic surgery since 1973. He is listed in Best Doctors in America for the Central Region and was named by Town & Country Magazine as one of the top Cosmetic Surgeons in the United States. From 1980 to the present, Dr. Bailey has also been a medicolegal consultant to various law firms and insurance companies, providing medical record review and evaluations. From 1972 through 1993, he held various teaching appointments with the University of Texas Medical School in Houston, South Texas College of Law, and Baylor College of Medicine. Dr. Bailey has published over 45 papers, and has held various positions, including most recently President of the Texas Medical Association in 2003 and 2004. He is a current Delegate to the American Medical Association. Dr. Bailey is also a member of the Mediation Panel for Federal District Courts, Southern District of Texas.

Dr. Michael Kleinman, Director

Dr. Kleinman graduated from Rice University, attained his medical degree at the University of Texas, Albert Einstein College of Medicine in Dallas, Texas in 1983. He is a Board certified surgeon with a private practice in Houston, Texas, Clinical Assistant Professor of Surgery at Baylor University and at the University of Texas, Physician Liaison for Memorial Care System. Fellow of the American College of Surgeons, , Member of the American Society of General Surgeons, the Society of American Gastrointestinal Laparoscopic Surgery, Houston Surgical Society, Harris County Medical Society, and the American Medical Association. Past member of Texas Medical Association, International College of Surgeons, American College of Physician Executives, and the American Board of Utilization Review Physicians.  Physicians Recognition Award 2003, 2006, 10 citations for top doctors.

Certain Legal Proceedings

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or been the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Compensation of Directors

In 2006, the Company did not have any independent directors.

Independent directors commencing in 2007 are entitled to receive monetary and stock consideration for serving on the board of directors. Executive directors are not entitled to director fees of any type.

At the initial Board of Directors meeting, the board expects to set the fees for independent directors as follows:

•	Annual board fee of $36,000 plus $1,000 per meeting fee.
•	Lead independent director - $15,000 annually.
•	Chair of the Audit Committee and Governance - $10,000 annually.
•	Chair of the Nominating Committee - $5,000 annually.
•	Chair of the Compensation Committee - $5,000 annually.

Each independent director is expected to be awarded 25,000 stock options at a strike price to be determined in accordance with the Employee Stock Option Plan during the second quarter of 2007. In addition, the Company awarded an inaugural board fee to Mr. Toh comprised of $25,000, 50,000 shares of common stock and 150,000 options. The stock options issued to Mr. Toh vest ratably over 3 years.

Term of Office

Our directors are each appointed for a one-year term to hold office or until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We will compensate our Directors for service on our Board of Directors, and any committees thereof, and we will reimburse them for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Committees

Audit and Governance Committee

The Audit and Governance Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. .The Audit and Governance Committee has the authority and responsibility to hire one or more independent auditors to audit the Company’s books, records and financial statements and to review the Company’s systems of accounting (including its systems of internal control), to discuss with such independent auditors the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings. The Board of Directors has determined that each Audit and Governance Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The committee is also responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including board size and membership qualifications, new director orientation, committee structure and membership, communications with shareholders, and board and committee self-evaluations. The Audit and Governance Committee operates under a written charter adopted by our Board of Directors.

The members of the Audit and Governance Committee are independent of the Company (as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules). We consider Mr. Toh a “financial expert” as defined under Item 407 of Regulation S-B.

Compensation Committee

The Compensation Committee is responsible for reviewing and approving, on behalf of our Board of Directors, management recommendations regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation, and all bonus and stock compensation to all employees.

Nominating Committee

The Nominating Committee is responsible for recommending candidates to the Board of Directors for approval and nomination by the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options, warrants or other rights to purchase our common stock made to the named executive officers in the Summary Compensation Table at Item 10 below during the fiscal year ended December 31, 2006.

Personnel Conduct and Compliance

Code of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC and NASDAQ Marketplace Rules and Regulations.

The code of Ethics is attached as an exhibit to this filing.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Reporting Persons, the Company believes that during the fiscal year ended December 31, 2006 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the exception of the following:

•	None.

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of our executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of our named executive officers. Included in the discussion is an overview and description of the following:

•	our compensation philosophy and program;

•	the objectives of our compensation program;

•	what the compensation program is designed to reward;

•	each element of compensation;

•	why we choose to pay each element;

•	how we determine the amount or formula (where applicable), for each element; and

•	how each compensation element and our decision regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

In reviewing our executive compensation program, we considered issues pertaining to policies and practices for allocating between long-term and currently paid out compensation; and those policies for allocating between cash and non-cash compensation. We also considered the determinations for granting awards, performance factors for the Company and our named executive officers, and how specific elements of compensation are structured and taken into account in making compensation decisions.

Questions related to the benchmarking of total compensation or any material element of compensation, the tax and accounting treatment of particular forms of compensation and the role of executive officers (if any) in the total compensation process also are addressed where appropriate.

General Executive Compensation Philosophy

The Compensation Committee of the Board of Directors, which acts pursuant to authority delegated to it by the Board of Directors, has established our general executive compensation philosophy.

We compensate our executive management through a combination of salaries, merit based performance bonuses, and long-term equity compensation that is designed to be competitive with comparable companies within the healthcare industry. Our executive compensation program is structured to align management’s incentives with the long-term interests of our shareholders, and to maximize profitability and shareholder value.

We adhere to the following compensation policies, which are designed to support the achievement of our business strategies:

•
Our executive compensation program should strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate, business unit and individual performance goals.

•	A portion of each executive’s total compensation should be comprised of long-term, at-risk compensation to focus management on the long-term interests of shareholders.

•
An appropriately balanced mix of at-risk incentive cash and equity-based compensation aligns the interests of our executives with that of our shareholders. The equity-based component promotes a continuing focus on building profitability and shareholder value.

•
Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon whom, in large part, our successful operation and management depend.

We set compensation by establishing targeted compensation levels for each senior executive and allocating that compensation amount among base salary, incentive-based compensation, and long-term equity compensation. At the highest and most senior levels we offer incentive based compensation to reward company wide performance and by attributing awards primarily to maximize future profitability, stock appreciation and shareholder value.

A fundamental core principle of our executive compensation program is the belief that compensation paid to executive officers should be closely aligned with our near- and long-term success, while simultaneously giving us the flexibility to recruit and retain the most qualified key executives. Our compensation program is structured so that it is related to our achieving corporate and operational milestones, as well as our stock performance and other factors, direct and indirect, all of which may influence long-term shareholder value and our success. As a result, we have designed our total executive compensation plan to include the following elements:

•	Annual Base Salaries;

•	Annual Performance-Based Cash Bonuses;

•	Long-Term Equity -Based Compensation; and

•	Certain Other Benefits.

We utilize each of these elements of executive compensation in an attempt to attain the proper balance between our short- and long-term success, as well as between our financial performance and shareholder return. We believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

Our Named Executive Officers

This analysis focuses on the compensation paid to our “named executive officers,” which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the fiscal year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. Our named executive officers consisted of the following officers:

1.  ZAK W. ELGAMAL, Executive Chairman, Chief Executive Officer, and President
Mr. Elgamal has been the President and Director of the Company since October 31, 2003. Since 1983, Mr. Elgamal has been a Certified Surgical Assistant in Houston, Texas. In such capacity, Mr. Elgamal has practiced as an assistant in General, Endoscopic and Advanced Endoscopic Surgery, Orthopedic and Endoscopic Orthopedic Surgery, Spinal Surgery, Vascular Surgery, Neurosurgery, Gynecology, Obstetrics, Laparoscopy Assisted Gynecological Surgery, and Plastic & Re-constructive Surgery. Since 1999, Mr. Elgamal has been President and the Executive Director of American Surgical Assistants, L.L.P. He then became the President of its successor American Surgical Assistants, Inc. in Houston, Texas, which was founded to contract with hospitals for the services of Surgical Assistants. Since 1983 he has also been the President of C.S.A. Services, Inc. (incorporated in 1995) in Houston, Texas, which became the General Partner in American Surgical Assistants, L.L.P.

Mr. Elgamal received his M.D. (M.B., B.Ch) from the Faculty of Medicine at Ain Shams University in Cairo, Egypt in 1972. He also received his graduate training in Healthcare Management in Cairo, Egypt in the early eighties.

2.  JAIME OLMO-RIVAS, Executive Director and Vice President of American Surgical Assistants, Inc.

Mr. Olmo-Rivas is the Vice President of our wholly owned subsidiary, American Surgical Assistants, Inc. Mr. Olmo-Rivas is a highly trained cardio-vascular surgical assistant with very special capabilities in endoscopic vein harvesting and open heart surgery. In addition to performing surgical assisting duties, he is responsible for everyday management and supervision of all our surgical assistants working in the field. Mr. Olmos-Rivas is supported by three additional employees who comprise a field supervision team which is on call 24 hours per day to receive, schedule and assign work to our assistants. He also maintains an open line of communication with the surgeons in various healthcare facilities to receive and act upon their feed back as needed. He interviews prospective assistants and evaluates the quality of the existing work force regularly.

Mr. Olmo-Rivas graduated from medical school in the Dominican Republic in 1980.

3.  WILLIAM J. MCGINNIS, Acting Chief Accounting Officer, Corporate Secretary and Controller

Mr. McGinnis joined ASA in 2007 as Acting Chief Accounting Officer and Controller. From 1987 to 2006 he held the position of Chief Financial Officer and Controller of a Blockbuster Video franchisee. From 1982 to 1987 Mr. McGinnis practiced public accounting with his own accounting practice in Houston, Texas. From 1978 to 1982 he worked in the tax department of KPMG, rising to the position of tax manager. Mr. McGinnis is a member of the AICPA, the Texas Society of CPA’s and Houston Chapter of CPA’s. Mr. McGinnis is a graduate of the University of Texas.

The Company is currently conducting a search for a Chief Financial Officer and expects to have a suitable candidate in place during 2007.

Elements of Compensation

Base Salaries

Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual, our Board of Directors’ and Compensation Committee’s assessment of the contribution and competence of the individual and other primarily judgmental factors deemed relevant by our Board of Directors and Compensation Committee.

Base salaries are reviewed annually by our Compensation Committee and our Board of Directors, and adjusted from time to time pursuant to such review or at other appropriate times. Where possible and appropriate, salaries are realigned based upon market levels after taking into account individual responsibilities, performance and experience.

Bonuses

Amounts shown as Non-Equity Incentive Plan Compensation in the Summary Compensation Table are based the individual meeting performance criteria objectives. Our Compensation Committee makes the final determination for all bonus payments. Actual bonus awards are paid at a level commensurate with performance against pre-established objectives set forth in a bonus performance grid.

We set bonuses based on performance measures in an effort to align the interests of our officers with those of our shareholders. Although the performance goals established for purposes of determining bonus awards are fixed at the inception of a period, we have and will occasionally consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, individual performance goals may be directly tied to the overall performance of that particular area and bonus compensation may be varied accordingly.

Equity Incentive Grants

In keeping with our philosophy of providing a total compensation package that favors at-risk components of pay, long-term incentives comprise a significant component of our executives’ total compensation package. These incentives are designed to motivate and reward executives for maximizing shareholder value and encourage the long-term employment of key employees. Our objective is to provide executives with above-average, long-term incentive award opportunities.

We view stock options as our primary long-term compensation vehicle for our executive officers. Stock options are granted at the prevailing market price on the date of grant and will have value only if our stock price increases. Grants of stock options generally are based upon our performance, the level of the executive’s position, and an evaluation of the executive’s past and expected future performance. Our Compensation Committee grants stock options periodically, but not necessarily on an annual basis.

Backdating and Springloading Options

We do not backdate options or grant options retroactively. In addition, we do not intentionally coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Our options are granted at fair market value on a fixed date or event (such as the first day of an employee’s hire) with all required approvals obtained in advance of or on the actual grant date. All grants to executive officers require the approval of our Compensation Committee. We consider fair market value to be the closing price of our common stock on the grant date.

Other Benefits

Severance Benefits

We offer severance benefits to our executive management and to the rest of our employees on a case-by-case basis as required under the terms of each respective employment agreement. Under our severance agreements, benefits may be provided when there is termination for “good reason” or without “cause.” The definitions for these terms are set forth in the respective employment agreements.

Change in Control

There have been no changes of control or other provisions that provide additional financial rewards to our executives or management.

Perquisites and Other Benefits

The Company provides the following perquisites (“perks”) to our named executive officers and senior consultants. Mr. Elgamal, Mr. Olmo-Rivas, Mr. Chamberlain and Mr. Chapa are provided a monthly non-accountable expense allowance of $11,000, $11,000, $6,000 and $6,000, respectively.

Executive Compensation Process

Our Compensation Committee oversees and approves all compensation and awards made to executive officers under our executive compensation program. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer, President, and other named executive officers, and establishes their compensation accordingly with consultation from others when appropriate. The Compensation Committee also makes grants of equity compensation in the form of stock options and restricted stock awards based in part on recommendations from the Chief Executive Officer.

ITEM 10. Executive Compensation

Compensation of Executive Officers and Senior Personnel

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and Senior Consultants and other named executive officers for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE

					Non
Name and				Stock	Qualifying
Principal Position	Year	Salary	Bonus	Award	Deferred	All Other	Total

Zak Elgamal	2006	$504,072	$40,600			$276,000	$820,672
Chairman & CEO	2005	$139,636	$21,740	$3,950		$295,000	$460,326
(Note 1)	2004	$69,000				$327,000	$396,000

Jaime Olmo-Rivas	2006	$444,605	$40,600			$276,000	$761,205
Vice President	2005	$87,500	$21,741	$3,950		$295,000	$408,191
(Note 1)	2004	$57,000				$327,000	$384,000

Bland Chamberlain	2006	$251,859			$25,000	$261,000	$537,859
Senior Consultant	2005	$18,000			$3,125	$25,000	$46,125
(Note 2)	2004	na	na	na	na	na	na

Jose Chapa	2006	$251,859			$25,000	$261,000	$537,859
Senior Consultant	2005	$18,000			$3,125	$25,000	$46,125
(Note 2)	2004	na	na	na	na	na	na

William J. McGinnis	2006	na	na	na	na	na	na
Acting Chief Accounting Officer	2005	na	na	na	na	na	na
(Note 3)	2004	na	na	na	na	na	na

(Note 1) During July 2005, the Company renewed service agreements with companies owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements were renewed for an initial term of five (5) years and they renew annually unless cancelled by either party with sixty days written notice. The agreements provide for each to receive annual service fees of $260,000, plus an expense account of $11,000 per month, and health, life and disability insurance coverage. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The agreements include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date, as renewed. In conjunction with the renewal of the employment agreements discussed below the service fees payable to the officers companies were terminated effective January 1, 2007.

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to employment agreements that were renewed in 2006 are each entitled to receive annual compensation of $564,400.

(Note 2) In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, entered into employment agreements with the Company and corporations owned by them entered in to consulting agreements with the Company. Pursuant to these multiple year agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual compensation (salaries and/or consulting fees) of $344,000, an expense account of $6,000 per month, and health, life and disability insurance coverage. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates the agreements without cause prior to the expiration date, as renewed.

Note 3 - William J. McGinnis, CPA, the acting Chief Accounting Officer of the Company, was hired in January 2007 at an annual salary of $85,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of our common stock owned as of March 23, 2007 by all persons: (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common	Zak W. Elgamal (3) 10039 Bissonnet #250 Houston, Texas 77036-7852	5,714,286	33.91%

Common	Jaime Olmo-Rivas (4) 10903 Ashland Bridge Lane Sugar Land, Texas 77478	5,714,286	33.91%

Common	Bland Chamberlain 4010 Fulford Court Katy, Texas 77450	1,714,286	10.17%

Common	Jose Chapa 8726 Cedardale Drive Houston, Texas 77055	1,714,286	10.17%

Common	Henry Y. L. Toh 1111 Hermann Drive, #6E Houston, Texas 77004	50,000	0.30%

Officers and Directors As a Group (1)		11,478,572	68.12%

(1)	Bland Chamberlain and Jose Chapa, Jr. are not officers or directors of the Company and therefore such shares are not part of the officers and directors as a group.
(2)	The percent of class is based on 16,850,814 shares of common stock issued and outstanding as of March 23, 2007.
(3)
Based on the following: (i) 28,572 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Elgamal; (ii) 3,428,572 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 2,257,142 shares of our common stock for services rendered.

(4)
Based on the following: (i) 28,572 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Olmo-Rivas; (ii) 3,428,572 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 2,257,142 shares of our common stock for services rendered.

APPROVAL AND ADOPTION OF THE EMPLOYEE STOCK OPTION PLAN

On or about March 23, 2007 (the “Approval Date”), the Board of Directors and majority shareholders of the Company approved the Employee Stock Option Plan (the “Plan” or “ESOP”), which is subject to notice to the shareholders. The Plan should be effective by the end of April 2007. The Plan will provide a total of 3,000,000 shares of our common stock to be issued to our employees, directors, independent contractors, agents or other eligible persons. The Exercise Price shall be 100 percent of the Fair Market Value per common share for all eligible participants on the Grant Date, provided that the Exercise Price for Options granted to any person who directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary of the Company shall not be less than one hundred ten percent (110%) of the Fair Market Value of the Shares on the date of grant. Fair Market Value is deemed to be the average of the last five (5) closing sales prices of the Common Stock on a Primary Market or on the exchange that the Common Stock is then listed as quoted by Bloomberg Financial Markets. The term of the Options shall be no greater than ten years from the Grant Date.

The purpose of the Employee Stock Option Plan (i) is to provide long term incentives for employees and rewards to our employees, directors, consultants, independent contractors or agents; (ii) assist us in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of our stockholders. These incentive plans have assisted us in hiring qualified individuals to consult and work with us as we have recommenced our operations. In addition, these incentive plans have enabled us to hire qualified and well-respected professionals to assist us in various legal and consulting matters. Our Board of Directors has been granted sole power to issue the 3,000,000 shares of common stock.

EFFECTIVE DATE OF AMENDMENTS

Pursuant to Rule 14c-2 under the Exchange Act, the effective date of the actions stated herein, shall not occur until a date at least twenty (20) days after the date on which this Information Statement has been mailed to the Stockholders. The Company anticipates that the actions contemplated hereby will be effected on or about the close of business on April 20, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2005, the Company received a loan of $90,000 from a corporation related to two major stockholders. The loan was unsecured, interest free and was due on demand. The loan was repaid during 2006.

During 2006, the Company received a working capital loan of $5,000 from a company related to its President. The loan was unsecured, interest free and was due on demand. The loan was repaid during 2006.

During 2006, 2005 and 2004, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $36,000, $42,000 and $36,000, respectively.

The Company has compensation arrangements in place with four of its significant shareholders for services rendered to the Company directly by them or by entities controlled by them. The highlights of those compensation arrangements are detailed in the following paragraphs.

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to 10 year employment agreements that were renewed in 2006 are entitled to receive annual compensation of $564,400, an expense account of $11,000 per month, plus health, disability and life insurance benefits. Their agreements include an option, exercisable by Mr. Elgamal and Mr. Olmo-Rivas, to purchase 5% of any shares issued by the Company during the term of the agreement at a discount price equal to 25% of the closing price on the date issued by the Company. The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause prior to the expiration date, as renewed. Under the ESOP adopted on or about March 23, 2007 Mr. Elgamal and Mr. Olmo-Rivas will each have 500,000 stock options that vest over a three year period. Subsequent, to year-end, the non-compete agreements with both executive officers were extended to three years from two years. Additionally, in circumstances where either shareholder disposes of more than 250,000 shares in any single year between 2007 and 2012, the non-compete is automatically extended to five years. Additionally, commencing in 2007, both officers are entitled to performance-based compensation equal to 2% of the growth in year over year gross revenue from the prior calendar year.

During July 2005, the Company renewed service agreements with companies owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements were renewed for an initial term of five (5) years and they renew annually unless cancelled by either party with sixty days written notice. The agreements provide for each to receive annual service fees of $260,000, plus an expense account of $11,000 per month, and health, life and disability insurance coverage. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.

Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year agreements are entitled to receive annual compensation of $344,000, an expense account of $6,000 per month, plus health, disability and life insurance benefits. Their agreements include an option, exercisable by Mr. Chamberlain and Mr. Chapa, to purchase 5% of any shares issued by the Company during the term of the agreements at a discount price equal to 25% of the closing price on the date issued by the Company. The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause prior to the expiration date, as renewed.

ITEM 13. EXHIBITS

	(b)	Exhibits

3.1		Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation (1)
3.2		By-Laws (2)
10.1		Employee stock option plan(4)
10.2		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal, Jaime Olmo-Rivas, Bland Chamberlain and Jose Chapa Dated March 18, 2007
10.3		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal and Jaime Olmo-Rivas dated March 18, 2007
14.1		Code of Ethics (3)
14.2		Charter for the Audit Committee
14.3		Charter for the Compensation Committee
14.4		Charter for the Nominating Committee
31.1		Certification of Zak W. Elgamal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of William J. McGinnis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Zak W. Elgamal pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William J. McGinnis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to Exhibit 3.1 to our Form 10-SB filed with the SEC on July 10, 2003
	(2)	Incorporated by reference to Exhibit 3.2 to our Form 10-SB filed with the SEC on July 10, 2003
	(3)	Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 22, 2005
	(4)	Incorporated by reference to the Preliminary 14(c) filed with the SEC on March 26, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the aggregate fees billed to us by Webb & Company, P.A. for the fiscal years ended December 31, 2006, 2005 and 2004:

Principal Accountant Fees and Services
	2006 ($)	2005 ($)	2004 ($)

Audit Fees (a)	45,000	30,650	500
Audit-Related Fees (b)	9,219	0
Tax Fees (c)	0	0
All Other Fees (d)	-	0

Total	54,219	30,650	500

(a)
Audit Fees include the aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statement, along with fees for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB during that fiscal year.

(b)	Audit Related Fees include the aggregate of fees billed for services related to the Company’s SEC and NASDAQ filings and applications and preparation of special audit reports filed with the CRTC.
(c)	Tax Fees include the aggregate fees billed by our auditors for taxation compliance related services.
(d)
All Other Fees include the aggregate fees billed by our auditors for services rendered to the Company, other than the services covered in “Audit Fees”. These fees primarily related to non-audit acquisition services relating to the Company’s due diligence review and other due diligence engagements.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer

Dated:	April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zak W. Elgamal Zak W. Elgamal	Director President Chief Executive Officer	April 2, 2007

/s/ Jaime Olmo-Rivas Jaime Olmo-Rivas	Director Vice President	April 2, 2007

/s/ William J. McGinnis William J. McGinnis, C.P.A.	Acting Chief Accounting Officer, Corporate Secretary and Controller	April 2, 2007

/s/ Dr. Charles Bailey Dr. Charles Bailey	Director	April 2, 2007

/s/ Dr.MichaelKleinman Dr. Michael Kleinman	Director	April 2, 2007

/s/ Henry Y. L. Toh Henry Y. L.Toh	Director	April 2, 2007

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

PAGES	F-6 - F-17	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
American Surgical Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 (consolidated), 2005 (consolidated) and 2004 (combined). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 (consolidated), 2005 (consolidated) and 2004 (combined) in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
February 5, 2007, except for Note 8 as to which the date is March 27, 2007

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

ASSETS
	2006	2005
CURRENT ASSETS
Cash	$1,387,016	$133,194
Accounts receivable, net	2,025,769	1,635,513
Advances to employees	6,000	15,555
Prepaid expenses	61,902	16,057

TOTAL CURRENT ASSETS	3,480,687	1,800,319

PROPERTY AND EQUIPMENT, NET	102,129	64,903

TOTAL ASSETS	$3,582,816	$1,865,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank Overdraft	$-	$35,352
Accounts payable and accrued expenses	297,597	144,168
Accrued income tax payable	466,492	-
Due to Related Party	-	90,000
Deferred income tax	651,827	471,543

TOTAL CURRENT LIABILITIES	1,415,916	741,063

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 16,600,814 and 16,578,932 shares issued and outstanding, respectively	16,601	16,579
Additional paid-in capital	504,842	472,314
Deferred compensation	(193,750)	(243,750)
Retained earnings	1,839,207	879,016
Total Stockholders’ Equity	2,166,900	1,124,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,582,816	$1,865,222

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
	(consolidated)	(consolidated)	(combined)
REVENUES
Service fees, net	$9,618,947	$4,338,490	$2,742,736
Contract fees	572,500	390,900	355,083
Total Net Revenues	10,191,447	4,729,390	3,097,819

COST OF REVENUES	5,509,898	2,462,667	2,032,363

GROSS PROFIT	4,681,549	2,266,723	1,065,456

OPERATING EXPENSES
General and administrative	1,318,321	640,757	401,274
Salaries	1,653,036	934,244	338,267
Rent	109,268	79,765	71,952
Total Operating Expenses	3,080,625	1,654,766	811,493

NET INCOME FROM OPERATIONS	1,600,924	611,957	253,963

OTHER INCOME (EXPENSE)
Other expense	(150)	(12,788)	-
Interest income	11,263	347	638
Total Other Income (Expense)	11,113	(12,441)	638

INCOME FROM OPERATIONS	1,612,037	599,516	254,601

Provision for Income Taxes	651,846	213,126	93,821

NET INCOME	$960,191	$386,390	$160,780

Net income per share - basic and diluted	$.06	$.04	$.03

Weighted average number of shares outstanding during the period - basic and diluted	16,594,266	9,376,657	6,914,293

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balance, December 31, 2003	-	$-	6,914,293	$6,914	$23,424	$-	$327,846	$358,184

Net income	-	-	-	-	-	-	164,780	164,780

Balance, December 31, 2004 (Combined)	-	-	6,914,293	6,914	23,424	-	492,626	522,964

Shares issued for services	-	-	8,485,724	8,486	346,914	(243,750)	-	111,650

Shares issued for cash	-	-	1,178,915	1,179	101,976	-	-	103,155

Net income	-	-	-	-	-	-	386,390	386,390

Balance, December 31, 2005 (Consolidated)	-	-	16,578,932	16,579	472,314	(243,750)	879,016	1,124,159

Shares issued for cash	-	-	21,882	22	32,528	-	-	32,550

Deferred Compensation	-	-	-	-	-	50,000	-	50,000

Net income	-	-	-	-	-	-	960,191	960,191

Balance, December 31, 2006 (Consolidated)	-	$-	16,600,814	$16,601	$504,842	$(193,750)	$1,839,207	$2,166,900

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006 (Consolidated)	2005 (Consolidated)	2004 (Combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$960,191	$386,390	$160,780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,882	18,464	13,369
Common stock issued for services	50,000	111,650	-
Provision for uncollectible accounts	202,207	88,190	66,178
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(592,463)	(1,016,217)	(68,611)
(Increase) decrease in prepaid expenses	(45,845)	28,473	(39,020)
Increase (decrease) in advances to employees	9,555	(15,555)	-
Increase in accounts payable and accrued expenses	153,429	70,452	31,372
Increase in accrued taxes	646,776	211,553	86,386
Increase (decrease) in accounts payable - related party	-	-	(217,500)
Net Cash Provided By (Used In) Operating Activities	1,415,732	(116,600)	29,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	38,250	(2,000)
Purchase of property and equipment	(69,108)	(33,307)	(16,618)
Net Cash Provided By (Used In) Investing Activities	(69,108)	4,943	(18,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(35,352)	35,352	-
Loan payable - related party	5,000	130,000	-
Repayment of loan payable - related party	(95,000)	(70,000)	-
Issuance of common stock	32,550	103,155	-
Net Cash Provided By (Used in) Financing Activities	(92,802)	198,507	-

NET INCREASE IN CASH	1,253,822	86,849	11,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	133,194	46,344	35,008

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,387,016	133,194	46,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$5,071	$5,286

Cash paid for interest expense	$150	$-	$-

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Note 1—Business and Organization, Basis of Presentation

American Surgical Holdings, Inc. f/k/a ASAH Corp. and Renfrew, Inc., a Delaware corporation (the “Company”) is the parent company of American Surgical Assistants, Inc., a Texas corporation (“ASA”) and the parent company of ATS Billing Services, Inc., a Texas corporation (“ATS”). The Company was incorporated in the State of Delaware under the name Renfrew, Inc. on July 22, 2003 as a blank check company as defined under Rule 419 of the Securities Act. On August 2, 2005, the Company filed Articles of Amendment with the State of Delaware changing its’ name to ASAH Corp. and on January 9, 2007, the Company filed Articles of Amendment with the State of Delaware changing its’ name to American Surgical Holdings, Inc. (“ASHI”).

In January 2007, the Company effectuated a 1 for 1.75 common stock reverse split. In March 2007, the Company’s Board of Directors approved an additional reverse stock split of 1 for 2, subject to shareholder approval. All share and per share amounts have been retroactively restated to account for the 1.75 reverse stock split. The 1 for 2 reverse stock split is subject to shareholder approval and has not been retroactively applied to the Financial Statements.

ASA provides professional surgical assistants to hospitals and surgeons in the Houston and Corpus Christi, Texas areas.

ATS was formed to engage in HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants. ATS’ services include primary claim billing to insurance companies and to patients, with follow-up through to collection.

Basis of presentation

The accompanying consolidated and combined financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for financial reporting. All inter-company accounts and transactions have been eliminated upon consolidation. The consolidated and combined results for each of 2006, 2005 and 2004 include ASA and ASHI. ATS’ operations are included from inception (April 1, 2006 to December 31, 2006).

Certain balances in the financial statements as of and for the years ended December 31, 2006, 2005 and 2004 have been reclassified to conform to the current period’s presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders’ equity.

Combination of entities

On October 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, ASA and the shareholders of ASA, the Company purchased all of the outstanding shares of ASA for total consideration of 6,857,144 common shares of the Company. Pursuant to the agreement, ASA became a wholly owned subsidiary of the Company. The Company has accounted for the transaction as a combination of entities under common control as the companies had the same ownership and management and accordingly, recorded the merger at historical cost.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Revenue recognition

The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectibility is reasonably assured.

Service fees, net consist primarily of net patient service revenues that are recorded based on established billing rates, less estimated discounts for insurance reimbursements and 100% allowances principally for patients covered by Medicare and Medicaid.

Established billing rates are not the same as actual pricing, and they generally do not reflect what the Company is ultimately paid and therefore are not displayed in our Consolidated and Combined Statements of Operations. The Company is typically paid amounts based on individual insurance company rates.

The Company also recognizes Contract fee revenues billed under contracts with hospitals for providing twenty-four hour a day on call coverage for these hospitals. These amounts are billed on a monthly basis throughout the respective contract period as services are provided.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At December 31, 2006, the Company had approximately $1,277,037 in excess of FDIC insurance limits.

Allowance for doubtful accounts

The Company provides for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. The Company estimates this allowance based on the aging of our accounts receivable, our historical collection experience and other relevant factors. There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

The Company evaluates the collectibility of its receivables at least quarterly, using various factors including the financial condition and payment history of customers, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collections experience.

Advertising costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $8,396, $8,605 and $387 in the years ended December 31, 2006, 2005 and 2004, respectively.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

Leasehold improvements are amortized over the initial term of the lease.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include revenue recognition, the allowance for doubtful accounts and share based compensation. These estimates have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Concentrations

Credit Risk

The Company’s customers are surgeons, hospitals and other healthcare facilities.

Geographic Risk

The Company’s customers are concentrated in the areas of Houston and Corpus Christi, Texas.

Sales Risk
No single customer accounted for over 10% of the revenues in the years ended December 31, 2006, 2005 or 2004.

Income taxes

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Stock-based compensation

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R)“Accounting for Stock Based Compensation.” Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilized variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148,“Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results. The Company does not have any outstanding stock options as of December 31, 2006, 2005 and 2004.

Income Per Share

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” The Company does not have any dilutive securities outstanding as of December 31, 2006, 2005 and 2004.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses approximate their fair value due to the relatively short period to maturity for these instruments.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Business Segments

The Company operates in one segment and therefore segment information is not presented. ATS’ revenues, from inception through year-end, were earned from handling the billing and collection function of ASA with immaterial revenues from other sources.

Recent accounting pronouncements

Adoption of Significant Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 superseded APB Opinion No. 20, Accounting Changes (“APB No. 20”), and related Interpretations, and was effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively, with the cumulative effect of the change taken into opening retained earnings for the earliest period presented, and the prior years’ statements restated to reflect the effect of the new accounting principle. Previously, APB No. 20 required that the cumulative effect of a change in accounting principle be recognized in net income in the year of the change. Although SFAS No. 154 now requires that a change of an accounting principle be treated substantially the same as a correction of an error in prior periods, retrospective application is not required if it is impracticable to determine the effects on a specific period or the cumulative effect of the change on all prior periods presented in the financial statements. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company’s adoption of SFAS No. 154 in 2006 has not had a material effect on its financial position, operations or cash flow.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the application of FIN 48 to its business, and currently believes that the adoption of FIN 48 will not have a material effect on its financial position, operations or cash flows.

In 2007, SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company plans to adopt SFAS No. 157 on January 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plan or other postretirement plans, this standard is not expected to have an impact on the Company’s financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows a company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance in considering the effects of prior year misstatements in the quantification of current year misstatements, for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 has not had a material impact on the Company’s financial position, operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 clarifies that a registration payment arrangement and the financial instrument(s) relating to that arrangement should be separately measured and recognized in an entity’s financial statements, according to the appropriate GAAP for each, rather than treated as a unit. Specifically, FSP EITF 00-19-2 states that the financial instrument(s) should be recorded in the financial statements using appropriate GAAP without regard to contingent obligations in respect of a registration payment arrangement. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and related financial instruments that are entered into or modified after December 21, 2006. For registration payment arrangements and related financial instruments that were entered into prior to December 21, 2006, and that continue to be outstanding at the beginning of the period of adoption, transition is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period for the fiscal year in which FSP EITF 00-19-2 is adopted. Early adoption of FSP EITF 00-19-2 is permitted for interim or annual periods for which financial statements or interim reports have not been issued. Retrospective application is not permitted. The Company has chosen to adopt FSP EITF 00-19-2 in the fourth quarter of the year ending December 31, 2006. The Company’s adoption of EITF 00-19 in 2006 has not had a material effect on its financial position, operations or cash flow.

Note 2 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and 2005 consisted of the following:

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

	2006	2005
Trade and other receivables	$2,227,976	$1,723,703

Less: Allowance for doubtful accounts	(202,207)	(88,190)
	$2,025,769	$1,635,513

The bad debt expense in each of 2006, 2005 and 2004 was ($16,215), $88,189 and $66,178.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Office equipment	$129,194	$87,323
Office furniture	31,038	14,844
Leasehold improvements	12,010	3,752
Medical equipment	5,044	2,258
Less: Accumulated depreciation	(75,157)	(43,274)
	$102,129	$64,903

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $31,882, $18,464, and $13,369 respectively.

Note 4 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has various compensation agreements with its’ Executive Officers, Senior Consultants and consultants. The table below summarizes the Commitments that the Company has pursuant to these agreements in future years. A more detailed discussion of the Officers and Senior Consultants compensation arrangements is contained at Note 6, below.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Operating Lease

During 2001, the Company entered into a sublease agreement with a company owned by related parties for a term of seven years ending December 2008. Effective October 1, 2006, this sublease was terminated when the lease was assigned directly to the Company. This lease agreement calls for monthly lease payments of $5,610 for 2007 and $5,797 for 2008, plus a Consumer Price Index adjustment capped at 5% plus reimbursement of Common Area Maintenance expenses if they exceed a specified percentage of the costs.

The following table summarizes the payments due under contractual obligations as of December 31, 2006:

						TOTAL
	2007	2008	2009	2010	2011	THEREAFTER

Executive Officers (1)	$1,392,800	$1,392,800	$1,392,800	$1,392,800	$1,392,800	$5,571,200

Senior Consultants (2)	832,000	832,000	832,000	693,334

Consultants (3)	129,000	0	0	0	0	0

Operating Lease	67,320	69,564	0	0	0	0
	$2,421,120	$2,294,364	$2,224,800	$2,086,134	$1,392,800	$5,571,200

(1) Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to employment agreements that were renewed in 2006 are each entitled to receive annual compensation of $564,400, an expense account of $11,000 per month, plus health, disability and life insurance coverage.

(2) Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year agreements are each entitled to receive annual compensation of $344,000, an expense account of $6,000 per month, plus health, disability and life insurance coverage.

(3) In January 2007, the Company entered into an agreement with an investor relations firm, which, in addition to monetary compensation of $8,000 per month for 6 months, granted five-year warrants to purchase 60,000 shares of the Company’s common stock at a price of $1.55 per share.

(3) In January 2007, the Company entered into an agreement for strategic planning and consulting services, which in addition to monetary compensation of $6,750 per month for 12 months, granted 200,000 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Note 5 - INCOME TAXES

Income tax expense for the years ended December 31, 2006, 2005 and 2004 reflects a higher effective tax rate than the statutory federal tax rate. As a personal service corporation the Company is taxed at a 35% flat rate for Federal income tax purposes. For the years ended December 31, 2006, 2005 and 2004 the Company’s tax rate was 40.44%, 35.55% and 36.85%, respectively. The difference in each year is due primarily to certain expenses that are not deductible for tax purposes. Included therein are life insurance premiums paid by the Company and 50% of meals and entertainment expenses.

Income tax expense (benefit) for the periods ended December 31, 2006, 2005 and 2004 is summarized as follows:
	2006	2005	2004
Current Federal	$466,492	$0	$6,722
Deferred Federal	185,354	213,126	87,099
Income Tax Expense	$651,846	$213,126	$93,821

The following table presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate (35%) to income before taxes for the periods ended December 31:

	2006	2005	2004
Federal Income Tax Expense (35%)	$564,213	$209,830	$89,110
Tax effects of:
Nondeductible life insurance	84,000	-	-
Disallowed meals & entertainment	3,633	3,296	3,011
Other	-	-	1,700
Income Tax Expense	$651,846	$213,126	$93,821

Effective Rate	40.44%	35.55%	36.85%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005	2004
Deferred tax liabilities:
Current differences in tax basis
of assets and liabilities:	$651,827	$471,543	$258,417
Total Deferred Tax Liabilities	$651,827	$471,543	$258,417

Note 6 - RELATED PARTY TRANSACTIONS

During 2005, the Company received a loan of $90,000 from a corporation related to two major stockholders. The loan was unsecured, interest free and was due on demand. The loan was repaid during 2006.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

During 2006, the Company received a working capital loan of $5,000 from a company related to its President. The loan was unsecured, interest free and was due on demand. The loan was repaid during 2006.

During 2006, 2005 and 2004, the Company paid rent expense to a corporation owned by an officer under a sublease agreement of $36,000, $42,000 and $36,000, respectively.

The Company has compensation arrangements in place with four of its significant shareholders for services rendered to the Company directly by them or by entities controlled by them.

During July 2005, the Company renewed service agreements with companies owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements were renewed for an initial term of five (5) years and they renew annually unless cancelled by either party with sixty days written notice. The agreements provide for each to receive annual service fees of $260,000, plus an expense account of $11,000 per month, and health, life and disability insurance coverage. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The agreements include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date, as renewed. In conjunction with the renewal of the employment agreements discussed below the service fees payable to the companies were terminated during 2006.

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to employment agreements that were renewed in 2006 are each entitled to receive annual compensation of $564,400.

In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, entered into employment agreements with the Company and corporations owned by them entered in to consulting agreements with the Company. Pursuant to these multiple year agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual compensation (salaries and/or consulting fees) of $344,000, an expense account of $6,000 per month, and health, life and disability insurance coverage. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates the agreements without cause prior to the expiration date, as renewed.

Note 7 - EQUITY

Stock Issued for Services

In July 2005, the Company issued 4,514,286 shares of common stock to management for services. The value of these shares was based on the fair market value of the stock on the date of grant of $7,900.

In December 2005, the Company issued 342,866 shares of common stock to employees for services. The shares were valued at $30,000 based on a recent cash offering price.

In December 2005, the Company issued 771,429 shares of common stock for legal and professional services. The shares were valued at $67,500 based on a recent cash offering price.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

Stock Issued in Merger with ASA

In October 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, ASA and the shareholders of ASA, the Company acquired all of the outstanding shares of ASA in exchange for a total of 6,857,144 shares of the Company’s common stock. Pursuant to the agreement, ASA became a wholly owned subsidiary of the Company. The shares were valued at the historical cost basis of ASA and all share and per share amounts are retroactively restated as if the entities had been combined as of the earliest period presented. The Company has accounted for the transaction as a combination of entities under common control as the companies had the same ownership and management and accordingly, recorded the merger at historical cost.

Deferred Compensation

In November 2005, the Company issued 2,857,143 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under a consulting agreement ending in November 2010. The value of these shares was determined to be $250,000 based on a recent cash offering price. The Company expensed $6,250 in 2005 and $50,000 in 2006, and the unamortized balance of $193,750 will be amortized on a straight-line basis over the remaining life of the agreement.

Stock Issued for Cash

In December 2005, the Company issued 1,178,915 shares of common stock to individuals for total cash of $103,155.

In April 2006, the Company issued 20,168 shares of common stock to individuals for total cash of $30,000.

In May 2006, the Company issued 1,714 shares of common stock to individuals for total cash of $2,550.

Note 8 - SUBSEQUENT EVENTS

In January 2007, the Company effectuated a 1 for 1.75 common stock consolidation. All share and per share amounts have been retroactively restated for the 1 for 1.75 stock consolidation.

In January 2007, the Company’s changed its name from ASAH Corp. to American Surgical Holdings, Inc.

In January 2007, the Company entered into an agreement with an investor relations firm, which, in addition to monetary compensation of $8,000 per month for 6 months, granted five-year warrants to purchase 60,000 shares of the Company’s common stock at a price of $1.55 per share.

In January 2007, the Company entered into an agreement for strategic planning and consulting services, which in addition to monetary compensation of $6,750 per month for 12 months, granted 200,000 shares of common stock.

In February 2007, the Company entered into a letter of intent with an investment banking firm to act as the lead underwriter for a public offering of the Company’s stock.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006, 2005 (CONSOLIDATED) AND 2004 (COMBINED)

In March, 2007, the Board of Directors of the Company approved the 1 for 2 reverse stock split, the Employee Stock Option Plan, and the election of 4 new members to the board of directors, subject to Stockholder approval. The Majority Stockholders approved the actions by written consent in lieu of a meeting on or about March 23, 2007 in accordance with the Delaware Business Corporation Act.

In March 2007, the non-compete agreements with both Mr. Elgamal and Mr. Olmo-Rivas were extended to three years from two years. Additionally, in circumstances where either officer disposes of more than 250,000 shares in any single year between 2007 and 2012, the term of the non-compete agreements is automatically extended to five years. Additionally, commencing in 2007, both officers are entitled to performance based compensation equal to 2% of the growth in year over year gross revenues from the prior calendar year. Finally, Mr. Elgamal and Mr. Olmo-Rivas each received 500,000 stock options, vested over 3 years, distributed quarterly.

In March 2007, the Company issued 50,000 shares of common stock and 150,000 options to Henry Y. L. Toh as part of his inaugural board fees. The stock options vest ratably over 3 years.