Form 10QSB
period 2007-03-31
AMERICAN SURGICAL HOLDINGS INC
filed 2007-05-15
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50354

AMERICAN SURGICAL HOLDINGS, INC.
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☐

As of May 10, 2007 there were 8,425,484 shares of common stock issued and outstanding.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10QSB
 MARCH 31, 2007

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)

CONTENTS

PAGE	F1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006 (AUDITED)

PAGE	F2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

PAGE	F3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

PAGE	F4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

PAGES	F5 - F9	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	MARCH 31, 2007 (UNAUDITED)	DECEMBER 31, 2006 (AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$987,974	$1,387,016
Accounts receivable, net	2,018,847	2,031,769
Prepaid expenses and other current assets	47,054	61,902

TOTAL CURRENT ASSETS	3,053,875	3,480,687

PROPERTY AND EQUIPMENT, NET	100,753	102,129

TOTAL ASSETS	$3,154,628	$3,582,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,791	$297,597
Accrued income tax payable	115,082	466,492
Deferred income tax	512,178	651,827

TOTAL CURRENT LIABILITIES	987,051	1,415,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,300,484 shares issued and outstanding, respectively	8,425	8,300
Additional paid-in capital	1,056,455	513,143
Deferred compensation	(598,327)	(193,750)
Retained earnings	1,701,024	1,839,207
Total Stockholders’ Equity	2,167,577	2,166,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,154,628	$3,582,816

See accompanying notes to condensed consolidated financial statements.

F1

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	MARCH 31, 2007	MARCH 31, 2006

REVENUES, NET	$2,571,275	$2,235,926

COST OF REVENUES	1,598,601	1,526,847

GROSS PROFIT	972,674	709,079

OPERATING EXPENSES	1,147,075	276,439

NET (LOSS) INCOME FROM OPERATIONS	(174,401)	432,640

OTHER INCOME	5,484	999

(LOSS) INCOME FROM OPERATIONS	(168,917)	433,639

Provision for Income Taxes	(30,734)	173,244

NET (LOSS) INCOME	$(138,183)	$260,395

Net (loss) income per share - basic and diluted	$(.02)	$.03

Weighted average number of shares outstanding during the period - basic and diluted	8,387,428	8,289,457

See accompanying notes to condensed consolidated financial statements.

F2

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balance, December 31, 2006	-	-	8,300,484	8,300	513,143	(193,750)	1,839,207	2,166,900

Shares issued for services	-	-	100,000	100	219,900	(165,001)	-	54,999

Shares issued for Director Fees	-	-	25,000	25	54,975	-	-	55,000

Options issued for services	-	-	-		5,990	(2,996)	-	2,994

Options issued to Directors	-	-	-		40,167	(38,120)	-	2,047

Options issued to Executive Directors	-	-	-		222,280	(210,960)	-	11,320

Deferred Compensation	-	-	-		-	12,500	-	12,500

Net (Loss)	-	-	-		-	-	(138,183)	(138,183)

Balance, March 31, 2007	-	$-	$8,425,484	$8,425	$1,056,455	$(598,327)	$1,701,024	$2,167,577

See accompanying notes to condensed consolidated financial statements.

F3

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	MARCH 31, 2007	MARCH 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(138,183)	$260,395
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,143	6,592
Deferred Compensation	12,500	12,500
Common stock issued for services	54,999	-
Common stock issued for Director Fees	55,000	-
Value of options issued for services	2,994	-
Value of options issued to officers	11,320	-
Value of options issued for Director Fees	2,047	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	12,922	(11,139)
(Increase) Decrease in prepaid expenses and other current assets	14,848	4,086
Increase (Decrease) in accounts payable and accrued expenses	62,193	939
Increase (Decrease) in accrued taxes	(491,059)	168,174
Net Cash (Used In) Provided By Operating Activities	(391,276)	441,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,766)	(28,798)
Net Cash (Used In)Provided By Investing Activities	(7,766)	(28,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	(35,352)
Repayment of loan payable - related party	-	(60,000)
Net Cash (Used In) Provided By Financing Activities	-	(95,352)

NET INCREASE (DECREASE) IN CASH	(399,042)	317,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,387,016	133,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$987,974	$450,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$460,362	$-

Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

F4

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007AND DECEMBER 31, 2006
(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying consolidated, condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. The financial statements are presented on the accrual basis.

These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2006, filed with the SEC. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Stock Consolidations

In January 2007, the Company completed a 1 for 1.75 common stock consolidation and in April 2007 the Company completed a 1 for 2 common stock consolidation. All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

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

F5

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007AND DECEMBER 31, 2006
(UNAUDITED)

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

Compensation expense was recognized in connection with the issuance of stock options to non-employee consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.” SFAS No. 123(R) did not change the accounting for stock-based compensation related to non-employees in connection with equity based incentive arrangements.

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	3 to 5 years
Interest Rate	4.25%
Dividend Yield	$0
Volatility	28%
Forfeiture Rate	0

Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s historical experience or the simplified method, as permitted by SEC Staff Accounting Bulletin No. 107 where appropriate. The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

F6

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007AND DECEMBER 31, 2006
(UNAUDITED)

Expected dividend yield was considered to be $0 in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. Expected volatility is based on the Company’s historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of March 31, 2006 the Company does not have any dilutive securities outstanding. The 1,105,000 outstanding stock options and warrants at March 31, 2007 were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

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

F7

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007AND DECEMBER 31, 2006
(UNAUDITED)

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

NOTE 2 - EQUITY

In January 2007, the Company entered into a six-month agreement with Hawk Associates, Inc. to provide investor relations services for the Company. In addition to monetary compensation, the Company granted the investor relations firm 30,000 warrants to purchase shares of the Company’s common stock at a price of $3.10 per share with a life of 5 years. The value of these warrants was determined by management using the Black-Scholes option pricing model to be $5,990.

In January 2007, the Company renewed for a one-year term an agreement for strategic planning and consulting services with Global Business Resources. In addition to monetary compensation, the Company granted the consulting firm 100,000 shares of common stock. The value of this grant of stock was determined by management to be $220,000 based on the fair value of the stock on the date of the grant. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. No placement agent was used for this transaction.

F8

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007AND DECEMBER 31, 2006
(UNAUDITED)

In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted 500,000 options to purchase the Company’s common stock. These options vest ratably over 3 years. The value of these options was determined by management using the Black-Scholes option pricing model to be $222,280.

In March 2007, the Company issued 25,000 shares of common stock to Henry Y. L. Toh as part of his inaugural Director Fees. The Company valued these shares at $55,000 based on the fair value of the stock on the date of grant. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. No placement agent was used for this transaction.

Additionally, as part of his inaugural Director Fees, Mr. Toh was issued 75,000 stock options to purchase the Company’s common stock. The options vest ratably over 3 years. The value of these options was determined by management using the Black-Scholes option pricing model to be $40,166.

NOTE 3 - SUBSEQUENT EVENTS

In April 2007, the Company issued 25,000 options to purchase the Company’s common stock to Dr. Bailey and 25,000 options to Dr. Kleinman as Director Fees. The value of these options was determined by management using the Black-Scholes option pricing model to be $30,278.

In May 2007, the Company entered into a one-year agreement with Equity Communications LLC (“EC”) to act as the Company’s Financial Public Relations Counsel. Under the terms of the contract, the Company will pay EC monetary compensation and the Company granted EC 128,000 options to purchase the Company’s common stock. The options vest over the one-year period of the contract. The Company has the right to cancel all but 25,600 options at its discretion prior to November 1, 2007. The value of the first group of options was determined by management using the Black-Scholes option pricing model to be $14,993.

In May 2007 the Company engaged Dawson James Securities, Inc. (“Dawson James”) to act as its exclusive placement agent in connection with the offering, issuance and sale by the Company of up to 25 Units. Each Unit shall consist of: (i) an 15% interest bearing unsecured promissory note in the principal amount of $100,000 payable in cash at the Maturity Date and (ii) a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share. For its’ services Dawson James will earn a commission equal to 10% of the price of each Unit sold, plus cashless warrants to purchase 20,000 shares of our common stock for each Unit sold. They will also receive a nonaccountable expense allowance equal to 3% of the purchase price of each Unit sold.

F9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Report on Form 10-QSB as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

GENERAL

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we acquired all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas. As a result of and in consideration for the issuance of 1,714,286 shares of our common stock to Mr. Elgamal and 1,714,286 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 3,428,572 shares of our common stock, American Surgical Assistants, Inc. became our wholly owned subsidiary.

We had operated as a blank check company until the merger in October 2005 and the purpose for this reorganization with American Surgical Assistants, Inc. was to obtain an operating company which we believed has a successful business plan. Now, through American Surgical Assistants, Inc., we provide professional surgical assistant services to patients, surgeons and healthcare institutions.

In 2006 we incorporated our other subsidiary, ATS Billing Services, Inc. (“ATS”) to provide HIPAA-compliant billing and collection services for healthcare industry professionals.

In January 2007, the Company completed a 1 for 1.75 common stock consolidation and in April 2007 the Company completed a 1 for 2 common stock consolidation. All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

Net Revenues increased by 15% for the three months ended March 31, 2007 over the same period ended March 31, 2006. Approximately 7% of the growth was as a result of our Houston operations. We expanded our roster of healthcare facilities served during the previous year and continued to see results therefrom. We worked to maintain and enhance our existing relationships with surgeons, hospital and healthcare facility clients in the Houston market. We also developed new clients in our home base of Houston, resulting in an increase in new business and thereby increased our net revenues. The remaining approximate 8% of the growth was as a result of our expansion into the Corpus Christi, Texas market in November 2006. We are pleased with the early results from Corpus and expect that this is only the first stage of our overall plan to establish operations in other Texas urban centers over the next several months.

Costs of Revenue

Although our Net Revenues increased by 15% as discussed above, our Costs of Revenues (“COR”) grew by only 5%. COR includes those expenses that are directly related to the surgical assistants and the performance of their services. We continue to see increases in such items as salaries, contract services, telephone and pager expense but the growth has been managed more effectively over the last several months. We have begun to develop more effective controls over these costs. As we are better able to manage these costs we expect to see our gross margins and overall profitability increase in the future as a result of these efforts.

Gross Profit

As a result of the interplay between higher revenues and lower COR we increased our Gross Profits to 37% during the first quarter 2007 compared to 31% for the first quarter 2006.

Operating Expenses

The ongoing process of creating a Board of Directors as well as other costs associated with registering our stock and going public impacted operating expenses for the three months ended March 31, 2007. We incurred certain one-time costs setting up and paying our initial Board of Directors, hiring public relations firms and in legal, professional and consulting fees during the first quarter of 2007. We also saw an increase in costs and expenses as we hired administrative and other support personnel. Our anticipated growth, both internal and through acquisition/merger, creates a need for us to adequately staff our home office so that we can effectively manage and properly control our operations.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months ended March 31, 2007 and 2006 expressed as a percentage of Net Revenue.

	March 31,	March 31,
	2007	2006

Net Revenue	100.00%	100.00%

Cost of Revenues	62.17%	68.29%

Gross Profit	37.83%	31.71%

Operating Expenses	44.61%	12.36%

Net (Loss) Income from Operations	(6.78%)	19.35%

Other Income	0.21%	0.04%

(Loss) Income from Operations	(6.57%)	19.39%

Provision for Income Taxes	(1.20%)	7.75%

Net (Loss) Income	(5.37%)	11.65%

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.

As of March 31, 2007, we had $987,974 in cash and cash equivalents on hand. Historically, our principal working capital needs have been met through continuing operations. As the Company grows and looks to expand our operations, our need for working capital will increase. We plan to utilize cash from operations as well as other sources such as borrowings and the sale of equities, specifically our common stock. We expect to be able to finance future acquisitions with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

Our operating activities used cash of $391,276 during the first quarter of 2007 compared to cash provided by operations of $441,547 for the same period in 2006. As of March 31, 2007, we had total current assets of $3,053,875 compared to current liabilities of $987,050.

During March 2007 the Company paid $460,362 to the IRS for its’ 2006 tax liability. This amount had been previously recorded as part of our deferred tax provision.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our Condensed Consolidated Financial Statements included herein. Policies determined to be significant are those policies that have the greatest impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company entered into a six-month agreement with Hawk Associates, Inc. to provide investor relations services for the Company. In addition to monetary compensation, the Company granted the investor relations firm 30,000 warrants to purchase shares of the Company’s common stock at a price of $3.10 per share with a life of 5 years. The value of these warrants was determined by management using the Black-Scholes option pricing model to be $5,990.

In January 2007, the Company renewed for a one-year term an agreement for strategic planning and consulting services with Global Business Resources. In addition to monetary compensation, the Company granted the consulting firm 100,000 shares of common stock. The value of this grant of stock was determined by management to be $220,000 based on the fair value of the stock on the date of grant. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted 500,000 options to purchase the Company’s common stock. These options vest ratably over 3 years. The value of these options was determined by management using the Black-Scholes option pricing model to be $222,280.

In March 2007, the Company issued 25,000 shares of common stock to Henry Y. L. Toh as part of his inaugural Director Fees. The Company valued these shares at $55,000 based on the fair value of the stock on the date of grant. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Additionally, as part of his inaugural Director Fees, Mr. Toh was issued 75,000 stock options to purchase the Company’s common stock. The options vest ratably over 3 years. The value of these options was determined by management using the Black-Scholes option pricing model to be $40,166.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Board of Directors

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

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

On February 7, 2007, we filed an 8-K for a letter of intent with Dawson James Securities, Inc. as the lead underwriter for a public offering of units of the Company’s securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: May 14, 2007	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer

Date: May 14, 2007	By:	/s/ WILLIAM J. MCGINNIS
William J. McGinnis
Acting Chief Accounting Officer