Form 10QSB
period 2007-06-30
AMERICAN SURGICAL HOLDINGS INC
filed 2007-08-14
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No X

As of August 14, 2007 there were 8,425,484 shares of common stock issued and outstanding.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10QSB
 JUNE 30, 2007

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

SIGNATURE

Item 1. Financial Statements

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006 (AUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

PAGES	5 - 11	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	JUNE 30, 2007 (UNAUDITED)	DECEMBER 31, 2006 (AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$1,053,818	$1,387,016
Accounts receivable, net	2,596,582	2,031,769
Prepaid expenses and other current assets	22,466	61,902

TOTAL CURRENT ASSETS	3,672,,866	3,480,687

PROPERTY AND EQUIPMENT, NET	91,609	102,129
DEFERRED FINANCING COSTS, NET	281,249	-

TOTAL ASSETS	$4,045,724	$3,582,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$276,824	$297,597
Accrued income tax payable	-	466,492
Deferred income tax	391,659	651,827
Notes Payable, net of unamortized discount of $673,368 and $0	556,632	-

TOTAL CURRENT LIABILITIES	1,225,115	1,415,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,300,484 shares issued and outstanding, respectively	8,425	8,300
Additional paid-in capital	2,015,558	513,143
Deferred compensation	(538,268)	(193,750)
Retained earnings	1,334,894	1,839,207
Total Stockholders’ Equity	2,820,609	2,166,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,045,724	$3,582,816

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED	FOR THE SIX MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007	JUNE 30, 2006
REVENUES, NET	$2,505,625	$2,678,909	$5,076,900	$4,914,836

COST OF REVENUES	1,781,708	1,698,992	3,380,309	3,225,839

GROSS PROFIT	723,917	979,917	1,696,591	1,688,997

OPERATING EXPENSES	1,111,776	443,042	2,258,851	719,480

NET (LOSS) INCOME FROM OPERATIONS	(387,859)	536,875	(562,260)	969,517

OTHER INCOME (EXPENSE)	(98,789)	1,856	(93,305)	2,854

(LOSS) INCOME FROM OPERATIONS	(486,648)	538,731	(655,565)	972,371

Provision for Income Taxes	120,518	(205,597)	151,252	(378,841)

NET (LOSS) INCOME	$(366,130)	$333,134	$(504,313)	$593,530

Net (loss) income per share – basic and diluted	$(.04)	$.04	$(.06)	$.07

Weighted average number of shares outstanding during the period – basic and diluted	8,425,484	8,297,436	8,406,561	8,293,469

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balances, December 31, 2006	-	$-	8,300,484	$8,300	$513,143	$(193,750)	$1,839,207	$2,166,900

Shares issued for services	-	-	100,000	100	219,900	(110,001)	-	109,999

Shares issued for Director Fees	-	-	25,000	25	54,975	-	-	55,000

Options issued for services	-	-	-	-	66,629	(50,533)	-	16,096

Options issued to Directors	-	-	-	-	57,131	(31,984)	-	25,147

Options issued to officers	-	-	-	-	222,280	(177,000)	-	45,280

Deferred Compensation	-	-	-	-	-	25,000	-	25,000

Warrants issued – Private Placement Memorandum	-	-	-	-	881,500	-	-	881,500

Net Loss	-	-	-	-	-	-	(504,313)	(504,313)

Balances, June 30, 2007	-	$-	8,425,484	$8,425	$2,015,558	$(538,268)	$1,334,894	$2,820,609

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(UNAUDITED)

	JUNE 30, 2007	JUNE 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(504,313)	$593,530
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,288	14,642
Amortization of deferred financing costs	25,568	-
Amortization of discount on Notes Payable	61,215	-
Deferred compensation	25,000	25,000
Common stock issued for services	109,999	-
Common stock issued for Director fees	55,000	-
Value of options issued for services	16,096	-
Value of options issued to officers	45,280	-
Value of options issued for Director fees	25,147	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(564,813)	139,243
(Increase) Decrease in prepaid expenses and other current assets	39,436	4,925
Increase (Decrease) in accounts payable and accrued expenses	(20,773)	(2,079)
Increase (Decrease) in accrued taxes	(726,660)	373,771
Net Cash (Used In) Provided By Operating Activities	(1,395,530)	1,149,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,768)	(45,450)
Net Cash (Used In)Provided By Investing Activities	(7,768)	(45,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	30,002
Repayment of loan payable – related party	-	(85,000)
Proceeds from increase in Notes Payable	1,070,100	-
Net Cash (Used In) Provided By Financing Activities	1,070,100	(54,998)

NET INCREASE (DECREASE) IN CASH	(333,198)	1,048,584

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,387,016	97,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,053,818	$1,146,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$575,444	$-
Cash paid for interest expense	$-	$118

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

NOTE 1— BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U. S. GAAP”) for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by U. S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary to present fairly the financial statements of the Company have been included.

These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2006, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2007 and 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Significant estimates include revenue recognition, the allowance for doubtful accounts and share based compensation. These estimates have the potential to significantly impact the financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Stock Consolidations

The Company completed a 1 for 1.75 common stock consolidation in January 2007 and a 1 for 2 common stock consolidation in April 2007.  All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

Convertible Notes

The Company is accounting for the unsecured promissory notes (the “Notes”) issued pursuant to the Private Placement Memorandum (the “PPM”) discussed in Note 3 following under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.  While the embedded conversion options are not required to be bifurcated, the Notes do contain a contingent beneficial conversion feature.  As discussed further in Note 3, the Note holders have the right to convert their Notes prior to the maturity date if the Company commences a Qualified Offering.

Discount on Notes Payable

A discount with respect to the Notes issued during the period ended June 30, 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the PPM discussed in Note 3.

Deferred Financing Costs

Deferred financing costs include the commissions paid to and the fair value of the warrants issued to the placement agent in connection with the PPM discussed in Note 3.

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

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18,“Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

The fair market value of the stock options and warrants at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	1 to 5 years
Interest Rates	4.25% to 4.99%
Dividend Yield	$0
Volatility	28% to 73%
Forfeiture Rate	0

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of June 30, 2006 the Company does not have any dilutive securities outstanding. As of June 30, 2007, the assumed exercise of 2,759,000 outstanding stock options and warrants   was excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company adopted SFAS No. 157 on January 1, 2007, and currently believes that its adoption will not have a material effect on the Company’s financial position, operations or cash flows.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

NOTE 2 – EQUITY

In January 2007, the Company entered into a six-month agreement with Hawk Associates, Inc. (“Hawk”) to provide investor relations services for the Company. In addition to monetary compensation, the Company granted Hawk 30,000 five year warrants to purchase shares of the Company’s common stock at a price of $3.10 per share.  The value of these warrants was determined by management using the Black-Scholes option pricing model to be $5,990.

In January 2007, the Company renewed for a one-year term an agreement for strategic planning and consulting services with Global Business Resources (“Global”).  In addition to monetary compensation, the Company granted Global 100,000 shares of common stock.  The value of this grant of stock was determined by management to be $220,000 based on the fair value of the stock on the date of the grant. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.  No placement agent was used for this transaction.

In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted 500,000 options to purchase the Company’s common stock. These options vest ratably over 3 years.  The value of these options was determined by management using the Black-Scholes option pricing model to be $222,280.

In March 2007, the Company issued 25,000 shares of common stock to Henry Y. L. Toh as part of his inaugural Director Fees.  The Company valued these shares using the Black-Scholes option pricing model at $55,000 based on the fair value of the stock on the date of grant.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.  No placement agent was used for this transaction.

Additionally, as part of his inaugural Director Fees, Mr. Toh was issued 75,000 stock options to purchase the Company’s common stock.  The options vest ratably over 3 years.  The value of these options was determined by management using the Black-Scholes option pricing model to be $40,166.

In April 2007, the Company issued 25,000 options to purchase the Company’s common stock to Dr. Bailey and 25,000 options to Dr. Kleinman as Director Fees.  The value of these 50,000 options was determined by management using the Black-Scholes option pricing model to be $16,964.

In May 2007, the Company entered into a one-year agreement with Equity Communications LLC (“EC”) to provide investor relations services for the Company.  Under the terms of the contract, the Company will pay EC monetary compensation and the Company granted EC 128,000 options to purchase the Company’s common stock.  The options vest over the one-year period of the contract.  The Company has the right to cancel all but 25,600 options at its discretion prior to November 1, 2007.  The value of the options was determined by management using the Black-Scholes option pricing model to be $60,639.

NOTE 3 – PRIVATE PLACEMENT MEMORANDUM

Basic Terms

In May 2007, the Company began offering for sale a limited number of Units pursuant to the PPM.  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the PPM.  For its services Dawson earned a cash commission equal to 10% and a nonaccountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

The net proceeds from the PPM will be used for general corporate and working capital needs.

The PPM had a minimum offering size of 12 Units and a maximum size of 35 Units.  On June 7, 2007 the minimum was achieved with the sale and acceptance of 12.30 Units.   The Company executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock.  The value of these warrants was determined by management to be $734,583. The value of the warrants was recorded as a discount on the Notes and is being charged to interest expense and accreted to the balance of the Notes over the life of the Notes. The net proceeds of $1,070,100 were forwarded to the Company at that time and the balance of the proceeds, $159,900, was paid to Dawson.

Upon completion of this first round of the PPM the Company issued warrants to Dawson to purchase 246,000 shares of common stock. The value of these warrants was determined by management to be $146,917. The value of the warrants and the cash commission paid to Dawson were recorded as deferred financing costs and will be amortized to interest expense over the life of the Notes.

Interest Expense

Included in interest expense for the three and six months ended June 30, 2007 is $15,375 of interest accrued at 15% on the face amount of the Notes ($1,230,000), $61,215 related to the accretion of the discount on the Notes and $25,568 of amortization related to the deferred financing costs.

Conversion of the Notes

The Notes are convertible into the Company’s common stock if the Company commences a Qualified Offering prior to the maturity date of the Notes. In lieu of repayment of principal and interest on the Notes, the Holder of the Notes may acquire Company securities in the amount of such principal and interest at a purchase price equal to 85% of the price per security sold in the Qualified Offering.    In this regard, a Qualified Offering means the completion of an offering or offerings of Company securities, including any offering of debt or equity securities, or securities convertible into debt or equity securities, in an amount not less than $3.0 million.

NOTE 4 – SUBSEQUENT EVENTS

On July 2, 2007 the second and final round of the PPM was completed with the acceptance of an additional 14.85 Units.   The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock.  The value of these warrants was determined by management to be $896,523. The value of the warrants will be recorded as a discount on the Notes and is being charged to interest expense and accreted to the balance of the Notes over the life of the Notes. The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, was paid to Dawson.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(UNAUDITED)

Upon completion of the second round of the PPM the Company issued warrants to Dawson to purchase 297,000 shares of common stock. The value of these warrants was determined by management to be $179,305. The value of the warrants and the cash commission paid to Dawson will be recorded as deferred financing costs and will be amortized to interest expense over the life of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the Company’s audited financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.  This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect the management’s view of future events and are subject to certain risks and uncertainties as described in this Report, Form 10-QSB, as well as other periodic reports filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. Management does not undertake any obligation, and does not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although management believes that its expectations are based on reasonable assumptions, the Company can give no assurance that these expectations will materialize.

GENERAL

The Company was incorporated in the State of Delaware under the name Renfrew, Inc. on July 22, 2003 as a blank check company as defined under Rule 419 of the Securities Act. On August 2, 2005, the Company filed Articles of Amendment with the State of Delaware changing its name to ASAH Corp. and on January 9, 2007, the Company filed Articles of Amendment with the State of Delaware changing its name to American Surgical Holdings, Inc.

In October 2005, pursuant to a Stock Purchase Agreement and Share Exchange, the Company acquired all of the shares of American Surgical Assistants, Inc., (“ASA”) from Zak Elgamal and Jaime Olmo-Rivas.  ASA became a wholly owned subsidiary of the Company.

Prior to this acquisition, the Company operated as a blank check company and the purpose for this reorganization with ASA was to obtain an operating company which management believed had a successful business plan. Now, through ASA, the Company provides professional surgical assistant services to patients, surgeons and healthcare institutions.

In 2006 the Company incorporated its other subsidiary, ATS Billing Services, Inc. (“ATS”) to provide HIPAA-compliant billing and collection services for healthcare industry professionals.

The Company completed a 1 for 1.75 common stock consolidation in January 2007 and a 1 for 2 common stock consolidation in April 2007.  All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues

Revenues decreased by $173,284, or 6.5% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to a decline in the number of reimbursable surgeries that the assistants performed at the Company’s major hospital and healthcare facility clients during the period.   Although the total surgeries handled by the assistants increased during this three month period over the same period last year, the number of paying cases declined as the Company experienced an increase in the number of non-paying Medicare/Medicaid cases. The Company covers these cases despite the lack of reimbursement as part of our contractual obligations with our client facilities.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2007 increased by $82,716 as compared to the three months ended June 30, 2006. This increase is primarily due to the increased number of assistants on staff during this period compared to the same period in 2006.  At June 30, 2007 the Company had approximately 88 surgical assistants employed as compared to approximately 71 at June 30, 2006. The Company has hired additional assistants in anticipation of continued growth and must train these assistants for a period of time prior to their being able to generate revenue.

Operating Expenses

Operating expenses increased by $668,734 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase in operating expenses was primarily due to (i) the costs associated with establishing the new board of directors, (ii) indirect costs associated with the Private Placement Memorandum, and (iii) increases in office and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues

Revenues increased by $162,064, or 3.3% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily due to the continued strengthening and expanding of The Company’s existing relationships with surgeons, hospitals and healthcare facility clients.  Revenue growth was partially offset by the increase in the number of non-paying Medicare/Medicaid cases.  The Company covers these cases despite the lack of reimbursement as part of our contractual obligations with our client facilities.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2007 increased by $154,470 as compared to the six months ended June 30, 2006. This increase is primarily due to the increased number of assistants on staff during this period compared to the same period in 2006.  At June 30, 2007 the Company had approximately 88 surgical assistants employed as compared to approximately 71 at June 30, 2006. The Company has hired additional assistants in anticipation of continued growth and must train these assistants for a period of time prior to their being able to generate revenue.

Operating Expenses

Operating expenses increased by $1,539,371 for the six months ended June 30, 2007 as compared to June 30, 2006. This increase in operating expenses was primarily due to (i) the costs associated with establishing the new board of directors, (ii) indirect costs associated with the Private Placement Memorandum, and (iii) increases in office and administrative expenses.

Operating Results as a Percentage of Net Revenues

The Table below provides a summary of operating results for the three and six months ended June 30, 2007 and 2006 expressed as a percentage of Revenues, net.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenues, net	100.0%	100.0%	100.0%	100.0%

Cost of Revenues	71.1%	63.4%	66.6%	65.6%

Gross Profit	28.9%	36.6%	33.4%	34.4%

Operating Expenses	44.4%	16.5%	44.6%	14.6%

Net (Loss) Income from Operations	-15.5%	20.1%	-11.1%	19.7%

Other (Expense) Income	-3.9%	-	-0.8%	0.1%

(Loss) Income from Operations	-19.4%	20.1%	-12.0%	19.8%

Provision for Income Taxes	4.8%	-7.7%	3.1%	-7.7%

Net (Loss) Income	-14.6%	12.4%	-8.9%	12.1%

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

As of June 30, 2007, the Company had $1,053,818 in Cash and cash equivalents on hand. Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance both its internal growth and future expansion and acquisitions with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net loss for the six months ended June 30, 2007 was $504,313.  Included in this loss was $381,593 of non-cash expenses relating primarily to the issuance of common stock, stock options and warrants to directors, officers and non-employees for services.

During the first six months of 2007, the Company’s accounts receivables increased by $564,813.  The Company collected approximately $665,000 less cash on claims submitted than in the same period last year.  The collections were adversely affected by changes instituted by several of the major third party payers, i. e. the insurance companies.   Beginning in the fourth quarter of 2006 and continuing into 2007, several of the insurance companies began requesting that additional information be provided with the claims as they are submitted.  This had the effect of slowing down our collection of receivables.  However, this slowdown appears to be a temporary problem and one that will not affect the Company on a long term basis.  Additionally, in early July, the Company contracted an outside medical billing and collection specialist to provide advice and assistance to ATS personnel and to oversee the in-house claims processing.

The Company had a decrease in accrued taxes as it paid $575,444 to the IRS to cover its 2006 tax liability and the first estimated payment on its projected 2007 tax liability. These amounts had been previously recorded as part of the Company’s deferred tax provision.

After deducting the changes in operating assets and liabilities the Company’s operating activities used $1,395,530 of cash during the first six months of 2007 as compared to cash provided by operations of $1,149,032 for the same period in 2006.

Financing Activities

In May 2007, the Company began offering for sale a limited number of Units pursuant to a Private Placement Memorandum (“PPM”).  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 (the “Notes”) and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the PPM.  For its services Dawson earned a cash commission equal to 10% and a nonaccountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

The net proceeds from the PPM will be used for general corporate and working capital needs.

The PPM had a minimum offering size of 12 Units and a maximum size of 35 Units.  On June 7, 2007 the minimum was achieved with the sale and acceptance of 12.30 Units.  The Company executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock. The net proceeds of $1,070,100 were forwarded to the Company at that time and the balance of the proceeds, $159,900, was paid to Dawson.

Upon completion of this first round of the PPM the Company issued warrants to Dawson to purchase 246,000 shares of common stock.  The value of the warrants and the cash commission paid to Dawson were recorded as deferred financing costs and will be amortized to interest expense over the life of the Notes.

On July 2, 2007 the second and final round of the PPM was completed with the acceptance of an additional 14.85 Units. The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock.  The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, was paid to Dawson.

Upon completion of the second round of the PPM the Company issued warrants to Dawson to purchase 297,000 shares of common stock.  The value of the warrants and the cash commission paid to Dawson will be recorded as deferred financing costs and will be amortized to interest expense over the life of the Notes.

Critical Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Condensed Consolidated Financial Statements included herein. Policies determined to be significant are those policies that have the greatest impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates.

Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on the Company’s consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Significant estimates include revenue recognition, the allowance for doubtful accounts and share based compensation. These estimates have the potential to have a significant impact on the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 is intended to reduce the diversity encountered in practice with regard to certain aspects of the recognition and measurement related to accounting for income taxes, and to clarify the accounting and disclosure for uncertainty in tax positions. FIN 48 introduces a new and more comprehensive model of accounting and reporting for a number of tax positions routinely taken by corporations when filing their tax returns. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows a company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 by the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 159 and the potential impact on the Company’s financial statements.

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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports  filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, the Company commenced an offering for sale a limited number of Units pursuant to a Private Placement Memorandum (“PPM”).  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 (the “Notes”) and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”). Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the PPM.  For its services Dawson earned a cash commission equal to 10% and a nonaccountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The offering had a minimum of 12 Units and a maximum of 35 Units.

On June 7, 2007 the minimum was achieved with the sale and acceptance of 12.30 Units. The Company executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock.  The net proceeds of $1,070,100 were forwarded to the Company at that time and the balance of the proceeds, $159,900, were paid to Dawson.    Upon completion of this first round, the Company issued warrants to Dawson to purchase 246,000 shares of common stock.

On July 2, 2007 the second and final round of the offering was completed with the acceptance of an additional 14.85 Units. The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock. The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, were paid to Dawson.  Upon completion of the second round the Company issued warrants to Dawson to purchase 297,000 shares of common stock.

The net proceeds from the PPM will be used for general corporate and working capital needs.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, each of the Investors was an “accredited investor”, the Investors had access to information about the Company and its investment, the Investors agreed to take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)    Exhibits

31.1 CEO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2 CFO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 CEO Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2 CFO Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)    Reports of Form 8-K

On July 2, 2007 we filed an 8-K upon completion of the Private Placement offering with Dawson James.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: August14, 2007	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer

Date: August 14, 2007	By:	/s/ WILLIAM J. MCGINNIS
William J. McGinnis
Acting Chief Accounting Officer