Form 10QSB
period 2007-09-30
AMERICAN SURGICAL HOLDINGS INC
filed 2007-11-21
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50354

AMERICAN SURGICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0403551
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10039 Bissonnet Street, Suite #250 Houston, Texas	77036-7852
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2007 there were 8,425,484 shares of common stock issued and outstanding.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10QSB
 SEPTEMBER 30, 2007

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
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006 (AUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

PAGES	5 - 11	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS
	SEPTEMBER30, 2007 (UNAUDITED)	DECEMBER 31, 2006 (AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$2,025,720	$1,387,016
Accounts receivable, net	4,069,119	2,025,769
Advances to employees	20,467	6,000
Prepaid expenses and other current assets	144,350	61,902

TOTAL CURRENT ASSETS	6,259,656	3,480,687

PROPERTY AND EQUIPMENT, NET	100,270	102,129
DEFERRED FINANCING COSTS, NET	504,899	-

TOTAL ASSETS	$6,864,825	$3,582,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$696,054	$297,597
Accrued income tax payable	-	466,492
Deferred income tax	613,785	651,827
Notes Payable, net of unamortized discount of $1,162,116 and $0	1,552,884	-

TOTAL LIABILITIES	2,862,723	1,415,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,300,484 shares issued and outstanding, respectively	8,425	8,300
Additional paid-in capital	3,091,386	513,143
Deferred compensation	(415,512)	(193,750)
Retained earnings	1,317,803	1,839,207
Total Stockholders’ Equity	4,002,102	2,166,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,864,825	$3,582,816

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED	FOR THE NINE MONTHS ENDED	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
REVENUES, NET	$3,635,123	$2,380,186	$8,712,023	$7,295,022

COST OF REVENUES	1,761,419	1,894,602	5,141,728	5,120,441

GROSS PROFIT	1,873,704	485,584	3,570,295	2,174,581

OPERATING EXPENSES
Salaries	466,556	249,258	1,443,191	648,542
General and administrative	628,217	123,340	1,815,531	443,5368
Total Operating Expenses	1,094,773	372,598	3,258,722	1,092,078

NET INCOME FROM OPERATIONS	778,931	112,986	311,573	1,082,503

OTHER (EXPENSE) INCOME
Interest expense	(690,535)	-	(792,952)	-
Interest income	21,737	3,386	30,849	6,240
Total Other (Expense) Income	(668,798)	3,386	(762,103)	6,240

INCOME (LOSS) FROM OPERATIONS	110,133	116,372	(450,530)	1,088,743

Provision for Income Taxes	(189,860)	(69,744)	(70,874)	(448,585)

NET (LOSS) INCOME	$(79,727)	$46,628	$(521,404)	$640,159

Net (loss) income per share – basic and diluted	$(.01)	$.01	$(.06)	$.08

Weighted average number of shares outstanding during the period – basic and diluted	8,425,484	8,299,541	8,412,938	8,295,552

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balances, December 31, 2006	-	-	8,300,484	8,300	513,143	(193,750)	1,839,207	2,166,900

Shares issued for services	-	-	100,000	100	219,900	(55,005)	-	164,995

Shares issued for Director Fees	-	-	25,000	25	54,975	-	-	55,000

Options issued for services	-	-	-	-	66,629	(35,373)	-	31,256

Options issued to Directors	-	-	-	-	57,131	(25,844)	-	31,287

Options issued to officers	-	-	-	-	222,280	(143,040)	-	79,240

Deferred Compensation	-	-	-	-	-	37,250	-	37,250

Warrants issued – Private Placement Memorandum	-	-	-	-	1,957,328	-	-	1,957,328

Net Loss	-	-	-	-	-	-	(521,404)	(521,404)

Balances, September 30, 2007	-	$-	8,425,484	$8,425	$3,091,386	$(415,512)	$1,317,803	$4,002,102

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)

	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(521,404)	$640,159
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,705	22,104
Amortization of deferred financing costs	208,317	-
Provision for uncollectible accounts	-	(17,500)
Amortization of discount on Notes Payable	468,990	-
Deferred compensation	37,500	37,500
Common stock issued for services	164,995	-
Common stock issued for Director fees	55,000	-
Value of options issued for services	31,256	-
Value of options issued to officers	79,240	-
Value of options issued for Director fees	31,287	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable, net	(2,043,350)	285,860
(Increase) Decrease in advances to employees	(14,467)	(7,367)
(Increase) Decrease in prepaid expenses and other current assets	(82,448)	(23,334)
Increase (Decrease) in accounts payable and accrued expenses	398,457	183,555
Increase (Decrease) in accrued taxes	(504,534)	443,515
Net Cash (Used In) Provided By Operating Activities	(1,663,456)	1,564,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,846)	(62,506)
Net Cash (Used In) Provided By Investing Activities	(25,846)	(62,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	30,002
Bank overdraft	-	(35,352)
Repayment of loan payable – related party	-	(90,000)
Proceeds from loan from related party	-	5,000
Proceeds from increase in Notes Payable	2,328,006	-
Net Cash (Used In) Provided By Financing Activities	2,328,006	(90,350)

NET INCREASE (DECREASE) IN CASH	638,704	1,411,636

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,387,016	133,194

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,025,720	$1,544,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$575,444	$-
Cash paid for interest expense	$-	$118

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006
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

These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2006, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2007 and 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Convertible Notes

The Company is accounting for the unsecured promissory notes (the “Notes”) issued pursuant to the Private Placement Memorandum (the “PPM”) discussed in Note 4 following under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.  While the embedded conversion options are not required to be bifurcated, the Notes do contain a contingent beneficial conversion feature.  As discussed further in Note 4, the Note holders have the right to convert their Notes prior to the maturity date if the Company commences a Qualified Offering.

Discount on Notes Payable

A discount with respect to the Notes issued during the period ended September 30, 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the PPM discussed in Note 4.

Deferred Financing Costs

In connection with the PPM discussed at Note 4, the Company incurred Deferred Offering Costs including commissions paid to the placement agent, legal fees, blue sky fees and the fair value of the warrants issued to the placement agent.

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
AS OF SEPTEMBER 30, 2007 AND 2006
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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As of September 30, 2006 the Company does not have any dilutive securities outstanding. As of September 30, 2007, the assumed exercise of 4,541,000 outstanding stock options and warrants was excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

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
AS OF SEPTEMBER 30, 2007 AND 2006
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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

NOTE 2 – RESTATEMENT

In March 2007, the Company finalized its compensation arrangements with Messrs. Elgamal and Olmo-Rivas, which included payments to corporate entities related to these individuals.  As part of the new arrangements, certain employees who are related to Messrs. Elgamal and Olmo-Rivas were transferred to  these corporate entities. In November 2007, the Company discovered several errors in its payroll processing, as these employees continued to be erroneously paid by the Company following their separation in an amount of approximately $104,000. After the error was discovered by the Company, these employees were removed from the Company’s payroll and amounts erroneously paid to these employees since March 2007, were repaid in full in November 2007. Additionally it was discovered that during 2007 certain significant shareholder employees  were erroneously paid an amount over their contracted remuneration. These amounts, totaling $38,000, were repaid in full in November 2007.

As a result of these adjustments, the Company is required to restate its financial statements in the Form 10-QSB for the period ended June 30, 2007 with a net reduction in its reported loss of approximately $63,000.  On November 20, 2007, the Company filed a Form 8-K disclosing that the Company’s financial statements set forth in the Form 10-QSB for the quarter ended June 30, 2007 should no longer be relied upon, and that the financial statements presented in the Form 10-QSB/A the Company plans to file will supersede such prior financial statements.

Included in Prepaid Expenses and other current assets is $132,089 of Prepaid Compensation – Related Parties.

NOTE 3 – EQUITY

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

Messrs. Elgamal, Olmo-Rivas, Chamberlain and Chapa have consulting agreements with the Company, which provide for an option to purchase 5% of any shares issued by the Company during the terms of these agreements at a price equal to 25% of the closing price on the date the shares are issued by the Company.  Messrs. Elgamal, Olmo-Rivas, Chamberlain and Chapa have waived their rights to these options for the nine months ended September 30, 2007.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

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

In May 2007, the Company entered into a one-year agreement with Equity Communications LLC (“EC”) to provide investor relations services for the Company.  Under the terms of the contract, the Company will pay EC monetary compensation and the Company granted EC 128,000 options to purchase the Company’s common stock.  The options vest over the one-year period of the contract.  The Company has the right to cancel all but 25,600 options at its discretion prior to November 1, 2007, as extended to December 31, 2007.  The value of the options was determined by management using the Black-Scholes option pricing model to be $60,639.

NOTE 4 – PRIVATE PLACEMENT MEMORANDUM

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
AS OF SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

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

The Company incurred deferred financing costs of $34,044 during the execution of the PPM in the form of legal and blue sky fees.

Interest Expense

Included in interest expense for the nine months ended September 30, 2007 is $115,756 of interest accrued at 15% on the face amount of the Notes ($2,715,000), $468,990 related to the accretion of the discount on the Notes and $208,317of amortization related to the deferred financing costs.

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

NOTE 5 – BILLING AND COLLECTION CONTRACT

In July 2007 the Company entered into a one year contract with Medpro, a medical reimbursement consulting company, to provide the Company with consulting, billing, reimbursement and collection services.  The Company agreed to pay Medpro a fee equal to six percent (6%) of total collections received by the Company.

On November 1, 2007 this contract was amended to include additional services to be provided by Medpro.  These additional services would be provided for a fixed fee of $6,000 per month.

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2007 the Company entered into an agreement with a consulting company to provide accounting and administrative services.  The contract includes a monthly fee of $8,333 plus expenses and expires on December 31, 2009.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Revenues increased by $1,254,937 or 52.7% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  This increase is due to several factors.  First,  the Company improved its’ collection percentage to 18.05% of gross charges.  Second, the Company collected amounts during the three months ended September 30, 2007 in excess of the amount established previously by the Company as receivable using the Company’s historical collection rate.  Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretation that could result in payments that are different from our estimates.

During the three months ended September 30, 2007 the Company improved its’ average amount billed per reimbursable case to $3,352, up from $3,186 for the three months ended September 30, 2006.  This helped to offset a slight decline in the number of paying cases from 4,229 in the three months ended September 30, 2006 to 4,197 in the three months ended September 30, 2007.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2007 decreased by $133,183 or 7.0% as compared to the three months ended September 30, 2006. Savings were achieved in several areas including surgical assistant contract services and insurance which helped offset an increase in salaries, payroll taxes and other benefits.  The number of assistants increased to 71 at September 30, 2007 up from 63 at September 30, 2006.  However, the Company is better able to control costs by having the assistants work as employees instead of independent contractors. This allows the Company to be more efficient in its’ scheduling and staffing process and provide more control over the activities of the assistants.

Operating Expenses

Operating expenses increased by $722,175 OR 193.8% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The Company incurred additional expenses in several areas including, (i) increases in payroll related expenses of approximately $480,000; (ii) the costs associated with establishing the new board of directors, including additional legal, professional, Director and consulting fees that increased by approximately $195,000;  and (iii) increases in other office and administrative expenses of approximately $47,000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Revenues increased by $1,417,001 or 19.4% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.  This increase is due to several factors.  First,  the Company improved its’ collection percentage to 18.05% of gross charges.  Second, the Company collected amounts during the nine months ended September 30, 2007 in excess of the amount established previously by the Company as receivable using the Company’s historical collection rate.  Due to the complexities involved in the classification and documentation of health care services authorized and provided, the estimation of revenues earned and the related reimbursement are often subject to interpretation that could result in payments that are different from our estimates.

During the nine months ended September 30, 2007 the Company improved its’ average amount billed per reimbursable case to $3,386, up from $3,343 for the nine months ended September 30, 2006.  This helped to offset a slight decline in the number of paying cases from 12,238 in the nine months ended September 30, 2006 to 12,047 in the nine months ended September 30, 2007.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 increased by $21,287 or 0.4% as compared to the nine months ended September 30, 2006.  Savings were achieved in several areas including surgical assistant contract services and insurance which helped offset an increase in salaries, payroll taxes and other benefits.  The number of assistants increased to 71 at September 30, 2007 up from 63 at September 30, 2006.  However, the Company is better able to control costs by having the assistants work as employees instead of independent contractors. This allows the Company to be more efficient in its’ scheduling and staffing process and provide more control over the activities of the assistants.

Operating Expenses

Operating expenses increased by $2,166,644 or 198.4% for the nine months ended September 30, 2007 as compared to September 30, 2006. The Company incurred additional expenses in several areas including, (i) increases in payroll related expenses of approximately $1,126,000; (ii) the costs associated with establishing the new board of directors, including additional legal, professional, Director and consulting fees that increased by approximately $749,000;  and (iii) increases in other office and administrative expenses of approximately $291,000.

Operating Results as a Percentage of Net Revenues

The Table below provides a summary of operating results for the three and nine months ended September 30, 2007 and 2006 expressed as a percentage of Revenues, net.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues, net	100.0%	100.0%	100.0%	100.0%

Cost of Revenues	48.5%	79.6%	59.0%	70.2%

Gross Profit	51.5%	20.4%	41.0%	29.8%

Operating Expenses	30.1%	15.7%	37.4%	15.0%

Net (Loss) Income from Operations	21.4%	4.7%	3.6%	14.8%

Other (Expense) Income	-18.4%	0.1-%	-8.8%	0.1%

(Loss) Income from Operations	3.0%	4.8%	-5.2%	14.9%

Provision for Income Taxes	-5.2%	-2.9%	-0.8%	-6.1%

Net (Loss) Income	-2.2%	1.9%	6.0%	8.8%

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

As of September 30, 2007, the Company had $2,025,720 in Cash and cash equivalents on hand. Historically, the Company’s principal working capital needs have been met through continuing operations. As the Company grows and expands its operations, the need for working capital will increase. The Company expects to finance both its internal growth and future expansion and acquisitions with cash provided from operations, borrowings, debt or equity offerings, or some combination thereof.

The Company’s net loss for the nine months ended September 30, 2007 was $521,404.  This loss included $1,104,290 of non-cash expenses incurred in the issuance of common stock, stock options and warrants to directors, officers and non-employees.  Also includable in the non-cash expenses was the amortization of the deferred financing costs incurred with the PPM and the amortization of the discount related to the Notes Payable.

During the first nine months of 2007, the Company’s accounts receivables increased by $2,043,550.  The Company collected approximately $1,018,332 less than in the same period last year.  The collections were adversely affected by changes instituted by several of the major third party payers, i. e. the insurance companies.  Several of the insurance companies began requesting that additional information be provided with the claims as they are submitted.  This had the effect of slowing down our collection of receivables.  However, this slowdown appears to be a temporary problem and one that will not affect the Company on a long term basis.  In early July, the Company contracted an outside medical billing and collection specialist to provide advice and assistance to ATS personnel and to oversee the in-house claims processing.

The Company had a decrease in accrued taxes as it paid $575,444 to the IRS to cover its 2006 tax liability and the first estimated payment on its projected 2007 tax liability. These amounts had been previously recorded as part of the Company’s deferred tax provision.

After deducting the changes in operating assets and liabilities the Company’s operating activities used $1,663,456 of cash during the first nine months of 2007 as compared to cash provided by operations of $1,564,492 for the same period in 2006.

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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders. During this period the Company terminated a line of credit in the amount of $1.5 million from Chase Bank.  This line of credit was closed having never utilized.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports  filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In March 2007, the Company finalized compensation arrangements with Messrs. Elgamal and Olmo-Rivas, which included payments to corporate entities owned by these individuals.  As part of the new arrangements, certain employees who are related to Messrs. Elgamal and Olmo-Rivas were transferred from the Company to these corporate entities. In November 2007, the Company discovered several errors in its payroll processing as these former employees continued to be  paid by the Company following their separation in an amount of approximately $104,000. As soon as the error was discovered by the Company, these employees were removed from the Company’s payroll and amounts erroneously paid to these employees since March 2007, were repaid in full in November 2007. Additionally, it was discovered that during 2007 certain significant shareholder employees were erroneously paid an amount over their contracted remuneration. These amounts, totaling $38,000, were repaid in full in November 2007.

As a result of these errors, the Company plans on restating the Company’s financial statements in Form 10-QSB for the quarter ended June 30, 2007.  The Company also plans to amend its Form 10-KSB for the year ended December 31, 2006 to report the amounts earned by certain of the related parties discussed above, which amounts were not previously disclosed.

These errors, as they involved related parties, could be deemed to be violations of Section 402 of the Sarbanes Oxley Act of 2002 which prohibits a publicly held company from extending or maintaining credit or arranging for the extension of credit in the form of a "personal loan" to an officer or director.  If it is determined that these  errors violated Section 402 of the Sarbanes Oxley Act of 2002, the Company could become subject to SEC investigations and/or litigation, which may not be resolved favorably and will require significant management time and attention, and the Company could incur costs, which could negatively affect its business, results of operations and cash flows. All of these errors were corrected and the amounts were fully repaid in November 2007.

As part of our evaluation of our disclosure controls and procedures as of September 30, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

▪	we lacked sufficient accounting personnel; and

▪
we lacked effective controls to insure that agreements, contracts and other documents with related parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

The Company has instituted additional policies improve our disclosure controls and procedures. These include but are not limited to:

1) Requiring that any matters involving related party transactions be approved by our Audit Committee (consisting only of Independent Directors);

2) Requiring that our Principal Officers, Control Persons and Directors, not less than once per annum, complete questionnaires which include queries regarding knowledge of related party transactions, among other items; and

3) Performing additional periodic payroll reviews to ascertain if any new or returning employees have any such relationships.

4) The Company identified a Chief Financial Officer candidate who has assisted the Company in the preparation of its September 30, 2007 Form 10-QSB.  However, as of November 20, 2007, a contract with the Chief Financial Officer candidate has not been ratified by the Board of Directors of the Company.

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports of Form 8-K

(a)                       Exhibits

10.1 Administrative Services Agreement with North Point Consultants, Inc.
10.2 Employment Agreement with Mr. McGinnis
10.3 Service Agreement with Med Pro Collections
10.4 Amendment to Billing Services Agreement with MedPro Colections
31.1 CEO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2 CFO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 CEO Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2 CFO Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                       Reports of Form 8-K

On July 2, 2007 we filed an 8-K upon completion of the Private Placement offering with Dawson James.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: November 19, 2007	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2007	By:	/s/ WILLIAM J. MCGINNIS
William J. McGinnis
Acting Chief Accounting Officer
(Principal Accounting Officer)