Form 10KSB/A
period 2006-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2007-12-07
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File number 000-50354

AMERICAN SURGICAL HOLDINGS, INC.
(Name of Registrant as Specified in Its Charter)

DELAWARE	98-0403551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10039 Bissonnet Street, Suite #250, Houston, Texas	77036-7852
(Address of Principal Executive Offices)	(Zip Code)

(713) 779-9800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates based upon the closing price of $1.10 per share on March 30, 2007, as reported by the OTC - Bulletin Board, was approximately $2,193,037

As of March 30, 2007, there were 16,850,814 shares of Common Stock, $0.001 par value, outstanding.

INTRODUCTORY NOTE:

This Form 10-KSB/A for the year ended December 31, 2006 is being amended to revise Item 8A. Controls and Procedures, Item 10. Executive Compensation and Item 12. Certain Relationships and Related Transactions to disclose revised compensation totals for the Company’s executive officers.  These revisions do not affect the results of operations or the financial condition of the Company for the year ended December 31, 2006 because the aggregate compensation expense recorded by the Company did not change.  In addition, Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(a) of the Exchange Act is also being amended in order to disclose a bankruptcy proceeding involving the prior employer of an executive officer and to disclose the failure of two beneficial owners of more than 10% of the Company’s outstanding common stock to timely file reports required by Section 16(a) of the Exchange Act.  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is also being amended to correct the number of shares beneficially owned by certain officers.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports  filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of these errors, the Company plans on restating the Company’s financial statements in Form 10-QSB for the quarter ended June 30, 2007.  The Company is also hereby amending its Form 10-KSB for the year ended December 31, 2006 to report the amounts earned by certain of the related parties discussed above, which amounts were not previously disclosed as having been paid to related parties. These errors did not change the results of operations or financial condition of the Company for the year ended December 31, 2006.

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

As part of our evaluation of our disclosure controls and procedures as of December 31, 2006, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

•	we lacked sufficient accounting personnel; and

•
we lacked effective controls to insure that agreements, contracts and other documents with related parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

The Company has instituted additional policies to improve our disclosure controls and procedures. These include but are not limited to:

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

4) The Company identified a Chief Financial Officer candidate.  However, as of December 4, 2007, a contract with the Chief Financial Officer candidate has not been ratified by the Board of Directors of the Company.

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At the initial Board of Directors meeting, the board expects to set the fees for independent directors as follows:

      Annual board fee of $36,000 plus $1,000 per meeting fee.
  Lead independent director - $15,000 annually.
      Chair of the Audit Committee and Governance - $10,000 annually.
      Chair of the Nominating Committee - $5,000 annually.
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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Reporting Persons, the Company believes that during the fiscal year ended December 31, 2006 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the exception of Bland Chamberlain, III and Jose J. Chapa, Jr., who each failed to timely file a Form 3 reporting their status as a beneficial owner of more than 10% of the Company’s outstanding common stock.  However, such reports have been filed as of the date of this Form 10-KSB/A.

Compensation Discussion and Analysis

Summary

This report is the Compensation Discussion and Analysis of our executive compensation program and an explanation and analysis of the material elements of total compensation paid to each of our named executive officers. Included in the discussion is an overview and description of the following:

             our compensation philosophy and program;

             the objectives of our compensation program;

             what the compensation program is designed to reward;

             each element of compensation;

             why we choose to pay each element;

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

Involvement in Certain Legal Proceedings

From 1987 through 2006, our Principal Accounting Officer William J. McGinnis was the vice president, treasurer and controller of Video Rental of Pennsylvania, Inc., ("VRPI").  VRPI was the sole general partner of Video Rental of Eastern Pennsylvania, Ltd., ("VREP"). In July 2006, both entities filed Chapter 7 bankruptcy and ceased operations.  As of the date of this report, the bankruptcy trustee had not yet settled either of the cases.

None of our officers and/or directors have filed any personal bankruptcy petition, been convicted of or been the subject of any criminal proceedings or been the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

ITEM 10. Executive Compensation

Compensation of Executive Officers and Senior Personnel

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and Senior Consultants and other named executive officers for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE

						Non
Name and					Stock	Qualifying
Principal Position	Year	Salary		Bonus	Award	Deferred	All Other	Total

Zak Elgamal	2006	$510,389	(4)	$40,600			$276,000	$826,989
Chairman & CEO	2005	$139,636		$21,740	$3,950		$295,000	$460,326
(Note 1) (Note 4)	2004	$69,000					$327,000	$396,000

Jaime Olmo-Rivas	2006	$521,668	(5)	$40,600			$276,000	$838,268
Vice President	2005	$87,500		$21,741	$3,950		$295,000	$408,191
(Note 1) (Note 5)	2004	$57,000					$327,000	$384,000

Bland Chamberlain	2006	$251,859				$25,000	$261,000	$537,859
Senior Consultant	2005	$18,000				$3,125	$25,000	$46,125
(Note 2)	2004	na		na	na	na	na	na

Jose Chapa	2006	$251,859				$25,000	$261,000	$537,859
Senior Consultant	2005	$18,000				$3,125	$25,000	$46,125
(Note 2)	2004	na		na	na	na	na	na

William J. McGinnis	2006	na		na	na	na	na	na
Acting Chief Accounting Officer	2005	na		na	na	na	na	na
(Note 3)	2004	na		na	na	na	na	na

Note 1 During July 2005, the Company renewed service agreements with companies owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements were renewed for an initial term of five (5) years and they renew annually unless cancelled by either party with sixty days written notice. The agreements provide for each to receive annual service fees of $260,000, plus an expense account of $11,000 per month, and health, life and disability insurance coverage. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The agreements include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date, as renewed. In conjunction with the renewal of the employment agreements discussed below the service fees payable to the officers companies were terminated effective January 1, 2007. Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2006 and 2005.

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to employment agreements that were renewed in 2006 are each entitled to receive annual compensation of $564,400.

Note 2 In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, entered into employment agreements with the Company and corporations owned by them entered in to consulting agreements with the Company. Pursuant to these multiple year agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual compensation (salaries and/or consulting fees) of $344,000, an expense account of $6,000 per month, and health, life and disability insurance coverage. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates the agreements without cause prior to the expiration date, as renewed. Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2006 and 2005.  The amounts listed under the column entitled “All Other” reflect payments made to or on behalf of Mr. Chamberlain’s and Mr. Chapa’s corporate entities pursuant to the terms of consulting agreements entered into during 2006.

Note 3 - William J. McGinnis, CPA, the acting Chief Accounting Officer of the Company, was hired in January 2007 at an annual salary of $85,000.

Note 4 -  Such amount includes $ 6,317 paid to Zak Elgamal’s daughter, Marie Elgamal.

Note 5 – Such amount includes $60,271 paid to Jaime Olmo-Rivas’ wife, Norma Pedraza, and $16,792 paid to his sister, Rosa Vidales.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common	Zak W. Elgamal (3) 10039 Bissonnet #250 Houston, Texas 77036-7852	5,731,428	34.01%

Common	Jaime Olmo-Rivas (4) 10903 Ashland Bridge Lane Sugar Land, Texas 77478	5,742,858	34.08%

Common	Bland E. Chamberlain, III 4010 Fulford Court Katy, Texas 77450	1,714,286	10.17%

Common	Jose J. Chapa, Jr. 8726 Cedardale Drive Houston, Texas 77055	1,714,286	10.17%

Common	Henry Y. L. Toh 1111 Hermann Drive, #6E Houston, Texas 77004	50,000	0.30%

Officers and Directors As a Group (1)		11,524,286	68.39%

(1)	Bland Chamberlain and Jose Chapa, Jr. are not officers or directors of the Company and therefore such shares are not part of the officers and directors as a group.
(2)	The percent of class is based on 16,850,814 shares of common stock issued and outstanding as of March 23, 2007.
(3)
Based on the following: (i) 28,572 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Elgamal; (ii) 3,428,572 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 2,257,142 shares of our common stock for services rendered.  An additional 17,142 shares of our common stock are included in this amount which are held by Mr. Elgamal’s wife.

(4)
Based on the following: (i) 28,572 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Olmo-Rivas; (ii) 3,428,572 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 2,257,142 shares of our common stock for services rendered.  An additional 28,572 shares of our common stock are included in this amount which are held by Mr. Olmo Rivas’s two minor children.

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

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to 10 year employment agreements that were renewed in 2006 are entitled to receive annual compensation of $564,400, an expense account of $11,000 per month, plus health, disability and life insurance benefits. Their agreements include an option, exercisable by Mr. Elgamal and Mr. Olmo-Rivas, to purchase 5% of any shares issued by the Company during the term of the agreement at a discount price equal to 25% of the closing price on the date issued by the Company. Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2006 and 2005.The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause prior to the expiration date, as renewed. Under the ESOP adopted on or about March 23, 2007 Mr. Elgamal and Mr. Olmo-Rivas will each have 500,000 stock options that vest over a three year period. Subsequent, to year-end, the non-compete agreements with both executive officers were extended to three years from two years. Additionally, in circumstances where either shareholder disposes of more than 250,000 shares in any single year between 2007 and 2012, the non-compete is automatically extended to five years. Additionally, commencing in 2007, both officers are entitled to performance-based compensation equal to 2% of the growth in year over year gross revenue from the prior calendar year.

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

Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year agreements are entitled to receive annual compensation of $344,000, an expense account of $6,000 per month, plus health, disability and life insurance benefits. Their agreements include an option, exercisable by Mr. Chamberlain and Mr. Chapa, to purchase 5% of any shares issued by the Company during the term of the agreements at a discount price equal to 25% of the closing price on the date issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2006 and 2005. The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause prior to the expiration date, as renewed.

ITEM 13. EXHIBITS

	(b)	Exhibits

3.1		Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation (1)
3.2		By-Laws (2)
10.1		Employee stock option plan(4)
10.2		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal, Jaime Olmo-Rivas, Bland Chamberlain and Jose Chapa Dated March 18, 2007 (5)
10.3		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal and Jaime Olmo-Rivas dated March 18, 2007 (6)
14.1		Code of Ethics (3)
14.2		Charter for the Audit Committee (7)
14.3		Charter for the Compensation Committee (8)
14.4		Charter for the Nominating Committee (9)
31.1		Certification of Zak W. Elgamal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of William J. McGinnis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Zak W. Elgamal pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William J. McGinnis pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to Exhibit 3.1 to our Form 10-SB filed with the SEC on July 10, 2003
	(2)	Incorporated by reference to Exhibit 3.2 to our Form 10-SB filed with the SEC on July 10, 2003
	(3)	Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 22, 2005
	(4)	Incorporated by reference to the Preliminary 14(c) filed with the SEC on March 26, 2007
	(5)	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(6)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(7)	Incorporated by reference to Exhibit 14.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(8)	Incorporated by reference to Exhibit 14.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(9)	Incorporated by reference to Exhibit 14.4 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the aggregate fees billed to us by Webb & Company, P.A. for the fiscal years ended December 31, 2006, 2005 and 2004:

	2006 ($)	2005 ($)	2004 ($)
Audit Fees (a)	45,000	30,650	500
Audit-Related Fees (b)	9,219	0
Tax Fees (c)	0	0
All Other Fees (d)	-	0

Total	54,219	30,650	500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer
(Principal Executive Officer)

Dated:	December 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zak W. Elgamal	Director	December 4, 2007
Zak W. Elgamal	President Chief Executive Officer (Principal Executive Officer)

/s/ Jaime Olmo-Rivas	Director	December 4, 2007
Jaime Olmo-Rivas	Vice President

/s/ William J. McGinnis	Acting Chief Accounting Officer, Corporate Secretary and Controller	December 4, 2007
William J. McGinnis, C.P.A.	(Principal Financial and Accounting Officer)

/s/ Dr. Charles Bailey	Director	December 4, 2007
Dr. Charles Bailey

/s/ Dr.Michael Kleinman	Director	December 4, 2007
Dr. Michael Kleinman

/s/ Henry Y. L. Toh	Director	December 4, 2007
Henry Y. L.Toh

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

During July 2005, the Company renewed service agreements with companies owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements were renewed for an initial term of five (5) years and they renew annually unless cancelled by either party with sixty days written notice. The agreements provide for each to receive annual service fees of $260,000, plus an expense account of $11,000 per month, and health, life and disability insurance coverage. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The agreements include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date, as renewed. In conjunction with the renewal of the employment agreements discussed below the service fees payable to the companies were terminated during 2006.  The officers have waived their rights to the options under the agreements for the years ended December 31, 2006 and 2005.

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to employment agreements that were renewed in 2006 are each entitled to receive annual compensation of $564,400.

In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, entered into employment agreements with the Company and corporations owned by them entered in to consulting agreements with the Company. Pursuant to these multiple year agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual compensation (salaries and/or consulting fees) of $344,000, an expense account of $6,000 per month, and health, life and disability insurance coverage. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates the agreements without cause prior to the expiration date, as renewed.  These significant shareholders have waived their rights to the options under the agreements for the years ended December 31, 2006 and 2005.

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