Form 10QSB/A
period 2007-06-30
AMERICAN SURGICAL HOLDINGS INC
filed 2007-12-07
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

INFORMATIONAL NOTE

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

As a result of these adjustments, the Company was required, among other things, to restate its financial statements and amend its Form 10-QSB for the period ended June 30, 2007 with a net reduction in its reported loss of approximately $63,000.

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

SIGNATURE

Item 1. Financial Statements

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)

CONTENTS

PAGE	4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 (UNAUDITED) (RESTATED) AND DECEMBER 31, 2006 (AUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (RESTATED) AND 2006 (UNAUDITED)

PAGE	6	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) (RESTATED)

PAGE	7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (RESTATED) AND 2006 (UNAUDITED)

PAGES	8 - 16	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	JUNE 30, 2007 (UNAUDITED) AS RESTATED - NOTE 2	DECEMBER 31, 2006 (AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$1,053,818	$1,387,016
Accounts receivable, net	2,596,582	2,031,769
Prepaid expenses and other current assets	117,368	61,902

TOTAL CURRENT ASSETS	3,767,768	3,480,687

PROPERTY AND EQUIPMENT, NET	91,609	102,129
DEFERRED FINANCING COSTS, NET	281,249	-

TOTAL ASSETS	$4,140,626	$3,582,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$276,824	$297,597
Accrued income tax payable	-	466,492
Deferred income tax	423,925	651,827
Notes Payable, net of unamortized discount of $673,368 and $0	556,632	-

TOTAL CURRENT LIABILITIES	1,257,381	1,415,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,300,484 shares issued and outstanding, respectively	8,425	8,300
Additional paid-in capital	2,015,558	513,143
Deferred compensation	(538,268)	(193,750)
Retained earnings	1,397,530	1,839,207
Total Stockholders’ Equity	2,883,245	2,166,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,140,626	$3,582,816

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED	FOR THE SIX MONTHS ENDED
	JUNE 30, 2007 AS RESTATED - NOTE 2	JUNE 30, 2006	JUNE 30, 2007 AS RESTATED - NOTE 2	JUNE 30, 2006
REVENUES, NET	$2,505,625	$2,678,909	$5,076,900	$4,914,836

COST OF REVENUES	1,781,708	1,698,992	3,380,309	3,225,839

GROSS PROFIT	723,917	979,917	1,696,591	1,688,997

OPERATING EXPENSES	1,016,874	443,042	2,163,949	719,480

NET (LOSS) INCOME FROM OPERATIONS	(292,957)	536,875	(467,358)	969,517

OTHER INCOME (EXPENSE)	(98,789)	1,856	(93,305)	2,854

(LOSS) INCOME FROM OPERATIONS	(391,746)	538,731	(560,663)	972,371

Provision for Income Taxes	88,252	(205,597)	118,986	(378,841)

NET (LOSS) INCOME	$(303,494)	$333,134	$(441,677)	$593,530

Net (loss) income per share – basic and diluted	$(.04)	$.04	$(.05)	$.07

Weighted average number of shares outstanding during the period – basic and diluted	8,425,484	8,297,436	8,406,561	8,293,469

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED JUNE 30, 2007
(AS RESTATED - NOTE 2)
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balances, December 31, 2006	-	$-	8,300,484	$8,300	$513,143	$(193,750)	$1,839,207	$2,166,900

Shares issued for services	-	-	100,000	100	219,900	(110,001)	-	109,999

Shares issued for Director Fees	-	-	25,000	25	54,975	-	-	55,000

Options issued for services	-	-	-	-	66,629	(50,533)	-	16,096

Options issued to Directors	-	-	-	-	57,131	(31,984)	-	25,147

Options issued to officers	-	-	-	-	222,280	(177,000)	-	45,280

Deferred Compensation	-	-	-	-	-	25,000	-	25,000

Warrants issued – Private Placement Memorandum	-	-	-	-	881,500	-	-	881,500

Net Loss	-	-	-	-	-	-	(441,677)	(441,677)

Balances, June 30, 2007	-	$-	8,425,484	$8,425	$2,015,558	$(538,268)	$1,397,530	$2,883,245

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(UNAUDITED)

	JUNE 30, 2007 AS RESTATED – NOTE 2	JUNE 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(441,677)	$593,530
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,288	14,642
Amortization of deferred financing costs	25,568	-
Amortization of discount on Notes Payable	61,215	-
Deferred compensation	25,000	25,000
Common stock issued for services	109,999	-
Common stock issued for Director fees	55,000	-
Value of options issued for services	16,096	-
Value of options issued to officers	45,280	-
Value of options issued for Director fees	25,147	-
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(564,813)	139,243
(Increase) Decrease in prepaid expenses and other current assets	(55,466)	4,925
Increase (Decrease) in accounts payable and accrued expenses	(20,773)	(2,079)
Increase (Decrease) in accrued taxes	(694,394)	373,771
Net Cash (Used In) Provided By Operating Activities	(1,395,530)	1,149,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,768)	(45,450)
Net Cash (Used In)Provided By Investing Activities	(7,768)	(45,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	30,002
Repayment of loan payable – related party	-	(85,000)
Proceeds from increase in Notes Payable	1,070,100	-
Net Cash (Used In) Provided By Financing Activities	1,070,100	(54,998)

NET INCREASE (DECREASE) IN CASH	(333,198)	1,048,584

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,387,016	97,841

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,053,818	$1,146,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$575,444	$-
Cash paid for interest expense	$-	$118

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(AS RESTATED - NOTE 2)
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
(AS RESTATED - NOTE 2)
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
(AS RESTATED - NOTE 2)
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
(AS RESTATED - NOTE 2)
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

 NOTE 2 – RESTATEMENT

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

As a result of these adjustments, the Company was required, among other things, to restate its financial statements and amend its Form 10-QSB for the period ended June 30, 2007 with a net reduction in its reported loss of approximately $63,000.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(AS RESTATED - NOTE 2)
(UNAUDITED)

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

Included in Prepaid Expenses and other current assets is $94,902 of Prepaid Compensation – Related Parties.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:
	JUNE 30, 2007
	As previously
	reported	Adjustments	As restated

Prepaid expenses and other current assets	$22,466	$94,902	$117,368

Total Current Assets	$3,672,866	$94,902	$3,767,768

Total Assets	$4,045,724	$94,902	$4,140,626

Deferred income tax	$391,659	$32,266	$423,925

Total Current Liabilities	$1,225,115	$32,266	$1,257,381

Retained Earnings	$1,334,894	$62,636	$1,397,530

Total Stockholders' Equity	$2,820,609	$62,636	$2,883,245

Total Liabilities and Stockholders' Equity	$4,045,724	$94,902	$4,140,626

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported statement of operations:

	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED
	JUNE 30, 2007			JUNE 30, 2007
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Operating expenses	$1,111,776	$94,902	$1,016,874	$2,258,851	$94,902	$2,163,949

Net (loss) income from operations	$(387,859)	$94,902	$(292,957)	$(562,260)	$94,902	$(467,358)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(AS RESTATED - NOTE 2)
(UNAUDITED)

(Loss) income from operations	$(486,648)	$94,902	$(391,746)	$(655,565)	$94,902	$(560,663)

Provision for income taxes	$120,518	$32,266	$88,252	$151,252	$32,266	$118,986

Net (loss) income	$(366,130)	$62,636	$(303,494)	$(504,313)	$62,636	$(441,677)

Net (loss) income per share - basic & diluted	$(0.04)	$-	$(0.04)	$(0.06)	$0.01	$(0.05)

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported statement of stockholders' equity:

	RETAINED EARNINGS			TOTAL STOCKHOLDERS' EQUITY
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

Net Loss	$(504,313)	$62,636	$(441,677)	$(504,313)	$62,636	$(441,677)

Balances, June 30, 2007	$1,334,894	$62,636	$1,397,530	$2,820,609	$62,636	$2,883,245

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported statement of cash flows:

	FOR THE SIX MONTHS ENDED
	JUNE 30, 2007
	As previously
	reported	Adjustments	As restated

Net (loss) income	$(504,313)	$62,636	$(441,677)

(Increase) decrease in prepaid expenses
and other current assets	$39,436	$94,902	$(55,466)

Increase (decrease) in accrued taxes	$(726,660)	$32,266	$(694,394)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007AND 2006
(AS RESTATED - NOTE 2)
(UNAUDITED)

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

Messrs. Elgamal, Olmo-Rivas, Chamberlain and Chapa have consulting agreements with the Company, which provide for an option to purchase 5% of any shares issued by the Company during the terms of these agreements at a price equal to 25% of the closing price on the date the shares are issued by the Company.  Messrs. Elgamal, Olmo-Rivas, Chamberlain and Chapa have waived their rights to these options for the six months ended June 30, 2007.

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
(AS RESTATED - NOTE 2)
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

NOTE 5 – SUBSEQUENT EVENTS

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
(AS RESTATED - NOTE 2)
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

Operating Expenses

Operating expenses increased by $573,832 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase in operating expenses was primarily due to (i) the costs associated with establishing the new board of directors, (ii) indirect costs associated with the Private Placement Memorandum, and (iii) increases in office and administrative expenses.

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

Operating Expenses

Operating expenses increased by $1,444,469 for the six months ended June 30, 2007 as compared to June 30, 2006. This increase in operating expenses was primarily due to (i) the costs associated with establishing the new board of directors, (ii) indirect costs associated with the Private Placement Memorandum, and (iii) increases in office and administrative expenses.

Operating Results as a Percentage of Net Revenues

The Table below provides a summary of operating results for the three and six months ended June 30, 2007 and 2006 expressed as a percentage of Revenues, net.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenues, net	100.0%	100.0%	100.0%	100.0%

Cost of Revenues	71.1%	63.4%	66.6%	65.6%

Gross Profit	28.9%	36.6%	33.4%	34.4%

Operating Expenses	40.5%	16.5%	42.6%	14.6%

Net (Loss) Income from Operations	-11.6%	20.1%	-9.2%	19.7%

Other (Expense) Income	-3.9%	-	-1.8%	0.0%

(Loss) Income from Operations	-15.6%	20.1%	-11.0%	19.8%

Provision for Income Taxes	3.5%	-7.7%	2.3%	-7.7%

Net (Loss) Income	-12.0%	12.4%	-8.7%	12.1%

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

The Company’s net loss for the six months ended June 30, 2007 was $441,677.  Included in this loss was $381,593 of non-cash expenses relating primarily to the issuance of common stock, stock options and warrants to directors, officers and non-employees for services.

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

As a result of these errors, the Company is restating its financial statements in the Form 10-QSB for the quarter ended June 30, 2007 with a net reduction in its reported loss of approximately $63,000.  As required, the Company filed a Form 8-K on November 21, 2007 (as amended on December 5, 2007) disclosing that the Company’s financial statements set forth in the Form 10-QSB for the quarter ended June 30, 2007 should no longer be relied upon, and that the financial statements presented in this Form 10-QSB/A supersede such prior financial statements.

In addition to the restatement of the Company’s financial statements in this Form 10-QSB/A for the quarter ended June 30, 2007, the Company plans to amend  its Form 10-KSB for the year ended December 31, 2006 to report the amounts earned by certain of the related parties discussed above, which amounts were not previously disclosed as having been paid to related parties.  These errors did not change the results of oeprations or financial condition of the Company for the year ended December 31, 2006.

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

As part of our evaluation of our disclosure controls and procedures as of June 30, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

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

3) Performing additional periodic payroll reviews to ascertain if any new or returning employees have any such relationships; and

4) The Company identified a Chief Financial Officer candidate.  However, as of December 6, 2007, a contract with the Chief Financial Officer candidate has not been ratified by the Board of Directors of the Company.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)                       Exhibits

31.1 Principal Executive Officer Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2 Principal Financial Officer Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Principal Executive Officer Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2 Principal Financial Officer Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                       Reports of Form 8-K

On July 2, 2007 we filed an 8-K upon completion of the Private Placement offering with Dawson James.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: December 6, 2007	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2007	By:	/s/ WILLIAM J. MCGINNIS
William J. McGinnis
Acting Chief Accounting Officer (Principal Accounting Officer)