Form 10KSB
period 2007-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2008-05-01
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No 

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Total revenues for fiscal year 2007 were $8,964,057.

The aggregate market value of Common Stock held by non-affiliates (949,055 shares) based upon the closing price of $.27 per share on April 28, 2008, as reported by the OTC - Bulletin Board, was approximately $256,245.

As of April 28, 2008, there were 8,425,484 shares of Common Stock, $0.001 par value, outstanding.

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

ITEM 1: DESCRIPTION OF BUSINESS

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc., (“ASA”) dated October 10, 2005; we acquired all of the shares of ASA, a Texas corporation, from Zak Elgamal, CEO, and Jaime Olmo-Rivas, Executive Director. As a result of and in consideration for the issuance of 1,714,286 shares of our common stock to Mr. Elgamal and 1,714,286 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 3,428,572 shares of our common stock, ASA became our wholly owned subsidiary.

We had operated as a blank check company until the merger in October 2005 and the purpose for this reorganization with ASA was to obtain an operating company which we believed has a successful business plan. Now, through ASA, we provide professional surgical assistant services to patients, surgeons and healthcare institutions.

Our other wholly-owned subsidiary, ATS Billing Services, Inc. (“ATS”) was incorporated in Texas in April 2006 to provide HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants.

Our Company

Through ASA we provide professional surgical assistant services to patients, surgeons, and healthcare institutions. Our high quality services result in cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of service. We are certified by the Joint Commission.

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

We market our services to hospitals, surgeons and healthcare facilities. Presently, we provide service in Houston and Corpus Christi, Texas. We plan to extend our services to other healthcare facilities in Texas and ultimately, we plan to offer our services throughout the country.

Our certified professionals work as full time salaried employees, hourly employees or independent contractors. Currently, we have a total of sixty four (64) surgical assistants, of which fifty seven (57) are full or part time employees and seven (7) are independent contractors. We also have twelve (12) full time administrative and billing employees.

The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients). A smaller percentage of Service Fee revenue is generated from payments by the patients for deductibles and co-pays not covered by the insurers and payments from patients who self-insure. We generate additional revenue in the form of fees earned under contracts for “On Call Coverage” from hospitals and other healthcare facilities.

At the end of 2007, our surgical assistants were on assignment at more than fifty (50) different hospitals and healthcare facilities throughout the greater Houston area and Corpus Christi, Texas. Our hospital and healthcare facility clients utilize our services so that they can effectively manage their surgical staffing needs without having to deal with fluctuations due to attrition, new unit openings, seasonal patient census variations, etc. and other short and long-term staffing needs. Our ability to meet the clients’ specific staffing needs, our flexible staffing assignments, and our reliable and superior customer service contribute to the facilities’ desire to enter into service contracts with us to utilize our uniquely qualified and skilled surgical assistant professionals, This dynamic and effective business model has been developed over more than twenty years of continuous research and improvement, monitoring the quality of service and examination of feedback from our clients.

Industry Overview

Total healthcare expenditures in the United States were estimated at $2.2 trillion during 2007, representing approximately 16.2% of the U.S. gross domestic product (“GDP”).  The Company believes that over the next decade the aging U.S. population together with advances in medical technology will increase the consumption of healthcare services. . However this may also result in a higher percentage of the patients we work on being Medicare beneficiaries, Medicare does not compensate surgical assistants. As a result, total healthcare expenditures are projected to increase to approximately 19.6% of GDP by the year 2016.

We expect healthcare professional services to grow modestly in 2008 based on economic conditions and an increase in hospital staff job openings and turnover. While this growth is expected to be positive and expand the opportunities available to healthcare professionals, the available supply of professionals is not expected to keep pace with the increase in demand.

As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that chronic illnesses and hospital populations will continue to increase. We believe that these factors will increase the demand for outsourced, temporary and permanent allied healthcare professionals (Dependent and independent providers other than physicians). In addition, enhanced healthcare technology has increased the demand for specialty surgical assistants who are qualified to assist and operate advanced medical equipment and perform complex medical procedures. We believe most regions of the United States are experiencing a pronounced shortage of physicians and registered nurses. Faced with increasing demand and tight supply for physicians, nurses, and allied health, hospitals are utilizing outsourcing and temporary staffing to meet the fluctuations in their staffing requirements.

Our Business Model

We developed and continually refine our business model to improve our level of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our surgical assistant professionals and our hospital and healthcare facility clients. The critical success factors to our business model are:

Building a strong management team - The founding management of our company is comprised of a team of highly skilled and experienced surgical assistants with extensive experience. We focus on training and professional development for all levels of management and on hiring additional experienced management.

Marketing and Recruitment of New Surgical Assistants - We attract surgical assistants to our Company through our outstanding customer service and relationship-oriented approach, our competitive compensation and benefits package, and our diverse offering of work assignments that provide the opportunity to work on numerous surgical cases. We believe that our recruiting strategy makes us successful and effective at reaching a larger number of new surgical assistants.

Screening, Background Checks, Licensing and Quality Management - Through our Credentialing, Risk Management, and Human Resources departments, we screen all candidates prior to placement, and continue to evaluate annually and randomly our staff to ensure adequate performance and to manage risk, as well as to determine feasibility of future placements. Our internal processes are designed to ensure that our staff has the appropriate experience, credentials and the necessary skill set. Our experience has shown us that well-matched placements result in satisfied surgeons and client facilities, with better and safer outcome for the patients,

Assignments- Hospitals and surgeons notify us of their needs on a daily basis. Service requests are entered into our information network by our hospital account managers and scheduling personnel and are scheduled by our executive operations manager who selects the best suited surgical assistant and confirms placements with the hospital or, the surgeon’s office or the facility. Our operations management team provides and schedules our services twenty four hours per day with an average response time of thirty (30) minutes. We pride ourselves in our understanding the personal and distinctive technique of each surgeon, which leads to the development of a higher standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique. Thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safe outcome of the surgery to the patient.

Employee Professional Compensation and Benefits - Our surgical assistants are compensated at competitive rates. In our effort to attract and retain highly qualified surgical assistants and employees, we offer a variety of benefits. These benefits may include:

•	Annual paid vacation time for full time employees
•	Workers Compensation Insurance and Accident Insurance
•	401K Retirement Plan for qualified employees
•	Reimbursement for Professional Liability Insurance and other qualified educational expenses
•	Major Medical and Dental insurance available and sponsored in part by the company
•	Flexible Spending Account for full time employees
•	Digital pagers and other necessary communication equipment
•	Membership to the Houston Federal Credit Union

Information Systems

Our primary management information systems are centralized and controlled in our corporate headquarters in Houston, Texas. We have developed and currently operate information systems that include integrated processes for dispatching and scheduling, billing services and hospital and contract management. These systems provide our staff with fast, reliable, and detailed information regarding individual cases, hospitals and clients. We are continually seeking any available improved systems that would be feasible and advantageous for our Company to adopt.

Regulation

The healthcare services industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, reimbursement for services and prohibit payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry. The laws and regulations that are applicable to our hospitals and facilities could indirectly impact our business to a certain extent. We do not receive compensation for services to Medicare and Medicaid patients. We receive a stipend from our contracted facilities to offset the cost of covering On-Call services.

State licensing for surgical assistants is relatively recent, only a few states have licensing requirements and legislation. Surgical assistants employed by ASA are either licensed by the state of Texas, or certified by one of the national certifying boards. Those who are not yet licensed either have applications for license pending or are currently being processed. We continually observe all measures to ensure compliance with all state licensure requirements and Joint Commission compliance. ASA was the first surgical assistant services firm in the country to receive the prestigious Joint Commission Certification.

Competition

Surgical assistant services industry is highly competitive. We compete in regional and local markets with similar, but much smaller agencies. We also compete with hospitals that developed their own recruitment and staffing departments to attract highly qualified healthcare professionals. We compete for hospital and healthcare facilities driven by the quality of our providers, the timely availability of our professionals, superior skills, the high quality and reasonable cost of our services, our customer service, and our recruitment expertise.

To the best of our knowledge, throughout the state of Texas there are an estimated 600 surgical assistants of which approximately 310 are licensed by the state. Although a considerable percentage of these surgical assistants are employed by the surgeons and or hospitals, there are a significant number of independent contractors, either individually or in small groups. We identified several surgical assistant services groups currently operating in our region that may be potential acquisition candidates.

We believe that a larger firm enjoys a distinct competitive advantage over smaller competitors in the professional healthcare services industry. Well established firms may have a larger pool of available candidates, substantial network and more recognizable brand names, enabling them to attract a consistent flow of new applicants. We are developing a deeper, more comprehensive infrastructure with structured policies and procedures to provide the foundation for national recognition, which eventually contributed to our certification by Joint Commission. The greater financial resources of a larger firm allow it to offer a competitive compensation package to its providers.

Surgical Assistants

There are two levels of surgical assistants:

First Assistant:

A first assistant is defined as the individual providing primary assistance to the surgeon during the surgical procedure. This individual must be listed on the Operative Record as such.

Although descriptions may vary from institution to institution, the role of the first assistant requires active participation during the surgical procedure. This involves providing exposure, homeostasis, tying and suturing plus other functions as instructed by the surgeon responsible for the patient and procedure.  Surgical assistants practice within the scope permitted by their license and as outlined in the job descriptions published by the American Medical Association, the American College of Surgeons and the certifying bodies.

Second Assistant:

A second assistant may be needed in certain procedures where there is a need for the primary surgeon to have either another surgeon assisting in the first assistant capacity or two surgical assistants.

Each Licensed/Certified Surgical Assistant is required to maintain continued medical education, proof of certain number of procedures done for recertification purposes. (American Board of Surgical Assistants: Standards for Recertification). The actual number of procedures and hours required may vary according to the specific rules and regulations of different licensing and certifying bodies.

We provide our staff and contracted surgical assistants with attractive individually customized compensation packages including professional liability insurance, paid vacation, subsidy for health insurance, available disability and life insurance, reimbursement for continuing education, licensing fees, etc. We believe that we are successful in attracting and retaining the highest quality surgical assistants due to our long-standing reputation for providing a high quality service, our numerous job opportunities, and our comprehensive benefit package, our innovative programs and the word-of-mouth referrals from our clients and associates.

A surgical assistant directly and materially assists the surgeon by exposing the proper area of the surgical field and maintaining a clean and dry field. This may be achieved through suctioning any excess fluids, drying the area where the surgeon is working, securing bleeding either through clamping or ligation of blood vessels or electric or other means. He or she also assists the surgeon in operating equipment and devices utilized in the surgery, assists the surgeon in applying any prosthetic devices, total joints, plates, screws, etc., providing a clear and steady video imaging in endoscopic procedures, manipulating and positioning organs for proper exposure. In addition to closing the surgical site, applying dressings, casts, immobilizers, etc. under the instruction and supervision of the primary surgeon. The role of the surgical assistant also includes pre and post-operative positioning of the patient and safe transfer to and from the operating room table. Assistants are also required by the Joint Commission to take part in the National Patient Safety Procedures during surgery. The scope of the services we provide includes a multitude of surgical disciplines:

•	General surgery and bariatric surgery (weight management surgery, etc.)
•	Obstetrics and Gynecology, including laparoscopic procedures
•	Vascular surgery: peripheral vascular
•	Cardiac surgery: (Coronary Artery Bypass surgery, etc., including both open and laparoscopic vein harvesting)
•	Orthopedic surgery, including total joint replacements, spinal surgery including instrumentation, arthroscopic joint surgery, etc.
•	Neurosurgery, both central and peripheral
•	Urology and genital system
•	Plastic, cosmetic and reconstructive surgery

Surgical assistants provide a highly specialized service to the patient. The basic qualifications and performance standards for highly trained surgical assistants are:

•	Extensive knowledge of aseptic techniques and practices

•	Detailed knowledge of surgical procedures and techniques in all surgical specialties and sub-specialties, including gynecology and obstetrics

•	Skilled in the use of all instrumentation required for the performance of different surgical procedures

•	Ability to effectively communicate with other members of the patient care team at the client institution

Surgical assistants must be proficient in the use of the following equipment:

•	LASERs and smoke evacuation equipment, De-fibrillation equipment, Electro Cardiogram and vital signs monitors, K-Thermia and other patient warming devices

•	Operating Room tables and related attachments and accessories, Patient positioning devices, Surgical Microscopes, Powered equipment; drills, saws, etc. Dermatomes

•	Endoscopic and Laparoscopic surgery equipment and other related equipment, Arthroscopic surgery equipment and related equipment, medical video equipment, cameras and accessories

•	Electro-surgery units, Tourniquets, Nucleotomes and/or equivalent, Surgilav and simpulse suction/irrigation equipment, or equivalent and Surgical lights

•	Suction and Suction Assisted Lipectomy (SAL) Equipment

•	Equipment and instruments utilized in caesarian section, obstetrics gynecology and related endoscopic procedures, Equipment utilized in different gynecological procedures

•	Saline/blanket patient warmer equipment, all surgical instrumentation and related equipment currently utilized in the operating room

•	Endoscopic Vein Harvesting equipment

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern – We received an audit report for the year ended December 31, 2007, from our independent registered accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  These financial statements and the accompanying footnotes are contained in this report.  This conclusion is based, in part, on the fact that we incurred a net operating loss, used cash in operating activities and had an accumulated deficit in retained earnings at year end.  If we are unable to correct this in 2008, we may be unable to continue our business.

We need additional capital to repay promissory notes due in June and July 2008 – We have a series of promissory notes in the amount of $1,230,000 plus accrued interest due for repayment in June 2008.  Additionally, we have a series of promissory notes in the amount of $1,485,000 plus accrued interest due for repayment in July 2008.  We do not have and currently do not expect to have sufficient capital on hand to pay these Notes as they come due.  We hope to either raise sufficient capital to repay the Notes or extend their repayment date; however, we may not be successful in doing so.

If we are not able to pay off these notes or restructure the terms of these commitments as they become due, the note holders may pursue legal or other action against us.  If we are not successful against the note holders, we may have to discontinue our operations.

We are dependent on a small number of insurance companies– Approximately eighty percent (80%) of our revenue is generated from patients that have insurance coverage with five (5) insurance companies. However, our clients are the surgeons, the hospitals and the patients, not the insurance companies. We provide our services to the patient, upon the request of the surgeon, and at the facility of the surgeon’s, and patient’s choice”

Insurance companies may alter their claim reimbursement policies in ways that adversely impact us. – In general, insurance companies may, without prior notice, adjust their claim reimbursement policies in the future in such a way as to be detrimental to us.  These changes may include changing the criteria for paying claims and the calculation of the percentage of each claim that they will pay.

In March 2007, we signed a contract with Aetna. Management, to expedite payments to us, simplify billing, and save manpower by not having to appeal payments entered into this contract.   Aetna is the insurance company of record for approximately 22% of our business.  The contract states a reimbursement level of 100% of the Aetna fee schedule (AMFS); however, the fee schedule was not provided in detail to us at the time we signed the contract.   After many requests, including seeking assistance from counsel, management recently received the fee schedule and determined that the contract was not sustainable since Aetna was reimbursing us at less than the contracted amount.  With the assistance of outside counsel, we commenced the cancellation of the contract. The final outcome is still pending.  As a result of Aetna not paying us at the stated reimbursement level, we experienced a significant reduction in the amount collected on claims submitted to Aetna during 2007.  If we are unable to resolve our dispute with Aetna in an acceptable manner, it could have a material adverse impact on our financial results.

In addition, United HealthCare (“United”) charged back by recouping amounts from current payments, over $200,000 in 2007 and charged back an additional $160,000 in the first quarter of 2008.  Chargeback is a routine method used by insurance companies to recoup what they consider to have been overpayments; however, our counsel advises us that chargeback may only be used by insurance carriers in certain circumstances.  United’s position is that they overpaid us on claims paid in 2006 and 2007 and therefore is entitled to these overpayment refunds. Our legal counsel is challenging the timeliness of United’s chargeback.  The final outcome of these efforts remains unknown

The disputes with Aetna and United are examples of the types of reimbursement fluctuations our business may be subject to.  These issues had a material adverse impact on us in 2007 and these and similar issues could adversely impact our business in the future.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected - Our certifying officers establish and maintain our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Accordingly, the certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the certifying officers. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls in our periodic reports.  The last few reports of our certifying officers regarding our disclosure controls concluded that our disclosure controls were not adequately effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.   Although we have continued to try to improve our disclosure controls, we are also continuing to discover deficiencies in them. Inferior disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Additionally, weak disclosure controls could lead to inaccurate or untimely periodic reports being filed by us, and ultimately may have negative or undesirable effects.

Although our management remains committed to improving our disclosure controls and has taken steps already to improve them, our relatively small management team and our rapidly changing business environment may affect management’s ability to be successful with this initiative. Continuous monitoring and improvement is required.

Legislative or regulatory reform of the healthcare system may affect our ability to provide our services profitably- There have been legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to provide our services at a reasonable fee. Policies may change and additional government regulations may be enacted, which could adversely affect our services and personnel. We cannot predict the likelihood, nature, or extent of government regulations that may arise from future legislation or administrative action.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors - Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the demand for our services;
•	our ability to obtain sufficient cost-effective financing;
•	the timely and successful implementation of programs with customers;
•	our ability to attract and retain personnel with the necessary technical knowledge and with the skill sets required for effective operations;
•	professional liability, and other litigation including class action and derivative action litigation;
•	the availability of funds and timing of capital expenditures and other costs relating to the expansion of our operations;
•	Government regulation and legal developments regarding our business model and general economic conditions.

As a strategic response to changes in the competitive environment, we may from time to time make service pricing, technical or marketing decisions or acquisitions that could have a material effect on results of our operations. Due to any of these factors, our operating results may fall below the expectations of securities analysts, stockholders and investors in any future period, which may cause our stock price to decline.

As a result of our limited operating history, we may not be able to estimate our future operating expenses with great accuracy all the time, which may sometimes lead to cash shortfalls - We have a limited operating history, and because of the constantly changing nature of the markets in which we compete, our historical financial data is of a rather limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue. However, the size of future revenue depends on the choices and demand for our services, which are difficult to accurately forecast. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenue. Accordingly, a significant shortfall in demand for our services could have an immediate and material adverse effect on our business, results of operations and financial condition. Further, our cost of revenue, business development, and marketing expenses will increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

We must be able to develop and implement an expansion strategy and manage our growth - Our success depends in part on our ability to grow and take advantage of efficiencies of scale Our ability to develop and implement an expansion strategy, manage the same and respond to growth was severely hampered in 2007 due to cash flow problems,. To accomplish our growth strategy, we will be required to raise and invest additional capital and resources and expand our geographic markets. We cannot be assured that we will be successful in raising the required capital.

Our future growth depends on our ability to develop and retain customers - Our future growth depends to a large extent on our ability to effectively anticipate and adapt to customer requirements and offer services that meet customer demands.

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

We will need to continue to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the future - We are in the process of seeking additional senior executives, as well as technical and managerial staff members. There is a high demand for highly trained executive, technical and managerial personnel in our industry

If we are unable to effectively promote our service and establish a leading position in the marketplace, our business may suffer - Our name is relatively new. We believe that the importance of recognition will increase over time. We may increase our marketing and advertising budgets to create and maintain current and future client loyalty.

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

Our Board of Directors may issue additional shares without stockholder approval - Our Articles of Incorporation, as amended, authorizes us to issue up to 10,000,000 shares of preferred stock, at par value $0.001 and up to a total of 100,000,000 shares of common stock at  par value of $0.001. The Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

We have not declared any dividends on our common stock to date and do not anticipate doing so in the foreseeable future - The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. We do not anticipate making any cash distributions on the common stock in the foreseeable future and investors in our common stock cannot rely on dividend income.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations - Our common stock is currently quoted on the OTC Bulletin Board and there is a limited public trading market for the common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects, such as, among other things, announcements concerning us or our competitors, government regulations, and litigation or other factors.

We are subject to litigation – Currently, we are not a party to any legal proceeding nor are we aware of any claim or demand made against us that may reasonably result in a legal proceeding. We may become involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case-by-case basis, we will evaluate the likelihood of possible outcomes of such litigation. Based on this evaluation, we will determine whether the recognition of a liability is appropriate.

Insurance coverage - We maintain various types of insurance including professional liability for the Company and for individual providers, Director and Officer Insurance, General Business Liability and Disability insurance. In recent years insurance cost has been spiraling upwards, while reducing the level of coverage. Our ability to maintain adequate insurance coverage at a reasonable cost may be impacted by market conditions beyond our control.

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

As a public company, our business is subject to numerous reporting requirements that are currently and continuously evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business - The Sarbanes-Oxley Act of 2002 (the “Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In addition, the requirements have taxed a significant amount of management’s and the Board of Directors’ time and resources. These developments may make it more difficult for us to attract and retain qualified members for our board of directors, particularly independent directors, or qualified executive officers.

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

ITEM 2: DESCRIPTION OF PROPERTY

We currently lease office space at 10039 Bissonnet Suite 250, Houston, Texas 77036-7852. During 2001, the Company entered into a sublease agreement with a company owned by a related party, this was resorted to mainly because of the then Company’s lack of sufficient credit to qualify for the lease.  Effective October 1, 2006, this sublease was terminated and the lease was assigned directly to the Company. This lease agreement was amended in September 2007 when the Company expanded its’ leased space and extended the lease term through December 31, 2011.  Monthly lease payments increased to $8,117 through December 2007.  Future monthly minimum lease payments are $8,304 for 2008, $8,484 for 2009, $8,751 for 2010 and $8,846 for 2011.

Future annual minimum lease payments are as follows:

2008	$99,648
2009	101,808
2010	105,012
2011	106,152

TOTAL	$412,620

ITEM 3: LEGAL PROCEEDINGS

Presently, the Company is not a party to any legal proceeding nor is it aware of any claim or demand made on the Company that may reasonably result in a legal proceeding.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “ASRG.OB.” Our common stock was approved to quote on the OTC Bulletin Board on December 14, 2006 under the symbol ASAO. On January 31, 2007 the Company’s symbol was changed to ASUH based upon the name change of the Company to American Surgical Holdings, Inc. Trading commenced in our common stock on the OTC Bulletin Board on March 1, 2007. All OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Closing stock price on April 28, 2008 was $.27.

The table below sets forth our high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$1.45	$1.05
Second Quarter	$2.05	$1.00
Third Quarter	$2.10	$1.00
Fourth Quarter	$1.25	$0.90

2008
First Quarter	$1.50	$0.40

Shareholders

As of April 28, 2008, there are approximately 95 shareholders of our common stock. Such shareholders of record hold a total of 8,425,484 shares of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of April 28, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	( c)
Equity compensation	1,283,000 shares	$1.36	1,717,000 shares
plans approved by
security holders

Equity compensation	None
plans not approved
by security holders
Total	1,283,000 shares	$1.36	1,717,000 shares

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

American Surgical Holdings, Inc. (“ASHI”) (formerly known as ASAH, Corp. and Renfrew, Inc.) was incorporated in the State of Delaware on July 22, 2003. On October 10, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and between ASHI, American Surgical Assistants, Inc. (“ASA”) and the shareholders of ASA, ASHI acquired all of the outstanding shares of ASA for a total of 3,428,572 shares of our common stock. Pursuant to the agreement, ASA became our wholly owned subsidiary.

ASA is a Texas corporation that provides professional surgical assistant services to surgeons and healthcare institutions throughout Houston and Corpus Christi, Texas. The utilization of surgical assistants results in a cost savings for patients, insurance companies, hospitals and surgeons, without compromising the quality of service to the patient. Our strategy is to become a nationwide leader in the professional surgical assistant industry. ASA is certified by the Joint Commission.

Our staff and associates are currently credentialed and/or providing services to surgeons and patients at numerous hospitals and surgery centers. The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients). A smaller percentage of Service Fee revenue is generated from payments by the patients for deductibles and co-pays not covered by the insurers and payments from patients who self-insure. We generate additional revenue in the form of fees earned under contracts for “On Call Coverage” from hospitals and other healthcare facilities. Our agreement with these healthcare facilities usually includes an exclusivity arrangement whereby ASA is the only entity entitled to provide surgical assistants within the client facility.

Our cost of revenues includes those costs and expenditures that are incurred directly by or associated with the surgical assistants’ performance of their duties. The following items are included in the cost of our revenues:

Insurance - Worker’s Comp, Malpractice, Medical, Dental
Licenses & Permits
Professional Contract Services
Professional Development
Salaries & Wages
Taxes - Payroll
Telephone
Travel Expenses

Revenue Recognition

We generate revenue largely from patient claims submitted to and reimbursed to us by insurance companies.  The total claims we submit to insurance companies are referred to as “Total Charges.”  The average percentage of the Total Charge actually paid by insurance companies to us is referred to as the “Collection Percentage.”  The Collection Percentage is based on standard amounts each insurance company pays for a certain procedure and varies by company and procedure.  The Total Charges multiplied by the Collection Percentage results in our actual service fee income.

During fiscal 2007, our Collection Percentage was 15 % of gross billing.  During fiscal 2006 and fiscal 2005 our Collection Percentage was 17.5%.  This decline resulted in a substantial loss for us.

In March 2007, we signed a contract with Aetna which has proven to be unprofitable.  Aetna is the insurance company for approximately 22% of our business.  As a result of signing this contract, we experienced a significant decline in our Collection Percentage with respect to Aetna claims and our average Collection Percentage for fiscal 2007 dropped.

In addition, during fiscal 2007, United charged back $200,000 from current invoices, and charged back an additional $160,000 in the first quarter of 2008.  United’s position is that it overpaid us on claims paid in 2006 and 2007 and is therefore entitled to these refunds. Our legal counsel is challenging these allegations.

Immediate Liquidity Needs

We experienced substantial losses and negative cash flows from operations in 2007.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  We are taking the following steps:  (i) we are actively pursuing the termination of the Aetna contract, which has proven unprofitable and reduced our collection percentage, (ii) we are disputing the United chargeback, which has also reduced our collection percentage; (iii) we are re-assigning staff to assure full utilization; (iv) we terminated all but one of our outside consulting agreements we needed as a new public company; and (v) we are currently negotiating with a third party lender to secure additional capital in order for to meet our financial obligations and to remain a viable entity.  Our inability to successfully negotiate any or all of the above factors may limit our ability to remain a viable entity.  We need to achieve a successful resolution of all these issues if we are to continue our operations.

In addition, we have promissory notes due in June and July 2008.  We do not currently have capital to repay them.  If we are unable to pay off the debt or work out an agreeable arrangement with the Note holders, we may have to cease operations.

Material developments in 2008

None.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2006

Revenue:

Revenues decreased to $8,964,057 for the twelve months ended December 31, 2007 from $10,191,447 for the twelve months ended December 31, 2006 a decrease of $1,227,390. Revenues for 2007 were negatively affected by the signing of a contract with Aetna and the charge backs deducted by United.  These matters were discussed previously under Risk Factors and Revenue Recognition.

Cost of Revenue:

Cost of revenue increased to $6,660,552 for the twelve months ended December 31, 2007 from $5,509,898 for the twelve months ended December 31, 2006, an increase of $1,150,654. This increase was primarily attributable to the increase in professional contract services, salaries and related payroll cost paid to the surgical assistants in the amount of $1,101,788. We also experienced an increase in insurance, telephone, and other direct costs incurred by the surgical assistants as they perform their duties.  These increases were partially offset by a reallocation and reclassification of some of the salaries and other costs associated with the four principals.  In 2007, the principals devoted a significant amount of their time to management duties and less time was spent by them performing surgical assistant duties.  As a result, a higher percentage of their attendant costs were reallocated from cost of revenue to operating expenses.

In 2007, we added a number of full time salaried surgical assistants in anticipation for the then planned expansion. At that time, we had a number of prospects for acquisitions, and targets for new hospitals to sign contracts in Houston that looked favorable.  With further due diligence, these projects did not materialize which meant we were overstaffed in surgical assistants. As a result of the added assistants, compensation and other related direct costs associated with the surgical assistants increased as discussed above.  We have been addressing and continue to address and monitor this matter by reassigning some of the full time salaried assistants to contract or PRN status.  This allows us to more effectively manage our costs while efficiently utilizing the salaried assistants and using the part time or PRN (Pro Re Nata) assistants to fill in only as needed.  Management continually monitors staffing and compensation needs in order to maximize the utilization and efficiency of the surgical assistants.

Gross Profit:

Gross profit decreased to $2,303,505 for the twelve months ended December 31, 2007 from $4,681,549 for the twelve months ended December 31, 2006, a decrease of $2,378,044. Our gross margin decreased due to decreased reimbursements from a major insurance carrier and charge backs from another carrier.

Operating Expenses:

Operating expenses for the twelve months ended December 31, 2007 increased to $4,974,061 from $3,080,625 for the twelve months ended December 31, 2006, representing an increase of $1,893,436. The increase was due in part to additional management and administrative costs (approximately $840,000), the hiring of outside consultants to assist us in our transition to being a public company (approximately $800,000) and the retention of the initial outside Board of Directors (approximately $250,000).  Now that we have been a public company for more than one and a half year we are no longer relying on consultants for transition purposes and in the future consultants will be used sparingly.

Interest Expense:

Interest expense for the year ended December 31, 2007 was $1,474,048, compared to $150 in the year ended December 31, 2006. Included in interest expense for the year ended December 31, 2007 is $219,721 of interest accrued at 15% on the face amount of the Notes ($2,715,000), $863,632 related to the accretion of the discount on the Notes, and $390,695 of amortization of the deferred financing costs.

Income Tax Expense:

We recorded an income tax benefit in 2007 in the amount of $1,022,848 compared to an income tax expense of $651,846 for the twelve months ended December 31, 2006. We anticipate a Federal income tax refund of approximately $575,000 based on the net operating loss generated in 2007 and carried back to 2006.  Additional benefits will be utilized in future years to offset income required to be recognized by us under IRC section 481, relating to a mandated change of method from the cash to accrual basis for tax return filing purposes.  Our future cash flow will be affected by the reversal of temporary income tax deferrals.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005

Revenue:

Revenues increased to $10,191,447 for the twelve months ended December 31, 2006 from $4,729,390 for the twelve months ended December 31, 2005 an increase of $5,462,057. The increase in revenues for the period was attributable in part to strengthening and expanding our existing relationships with surgeons, hospitals and healthcare facility clients. Additionally, we increased the number of client facilities resulting in an increase in new business and increased service fees for our surgical assistant services. At December 31, 2006 we had surgical assistants on assignment at over 56 hospital and healthcare facilities, compared to 28 hospital and healthcare facilities at December 31, 2005. To handle this increased volume we increased the number of surgical assistants on staff to 78 at December 31, 2006 compared to 63 at December 31, 2005. The increase in On-Call contract fees from hospitals and an increase in our collections percentage added $181,600 and $1,201,119, respectively, to our total revenues during 2006.

Cost of Revenue:

Cost of revenue increased to $5,509,898 for the twelve months ended December 31, 2006 from $2,462,667 for the twelve months ended December 31, 2005, an increase of $3,047,231. The increase was primarily attributable to the increase in professional contract services, salaries and related payroll cost paid to the surgical assistants. We also experienced an increase in insurance, telephone, and other direct costs incurred by the surgical assistants as they perform their duties.

Gross Profit:

Gross profit increased to $4,681,549 for the twelve months ended December 31, 2006 from $2,266,723 for the twelve months ended December 31, 2005, an increase of $2,414,826. Our gross margin decreased slightly to 46% from 48% due primarily to the increased cost of recruiting and hiring new surgical assistants to meet the needs associated with the expansion in the number of our client base.

Operating Expenses:

Operating expenses for the twelve months ended December 31, 2006 increased to $3,080,625 from $1,654,766 for the twelve months ended December 31, 2005, representing an increase of $1,425,859 .  The increase in operating expenses was due primarily to increases in office and administrative expenses including salaries (human resources, risk management, other administration); insurance, rent, postage and supplies as we built up the back-office personnel to better handle our continued expansion.

Income Tax Liability:

Income taxes increased to $651,846 for the twelve months ended December 31, 2006 from $213,126 for the twelve months ended December 31, 2005, an increase of $438,720. Future cash flow of the company will be affected by the reversal of temporary income tax deferrals.

Contractual Obligations

The following table summarizes the payments due under contractual obligations as of December 31, 2007:

						TOTAL
	2008	2009	2010	2011	2012	THEREAFTER

Executive Officers (1)	$1,500,636	$1,392,800	$1,392,800	$1,392,800	$1,392,800	$4,178,400

Senior Consultants (2)	832,000	832,000	693,334	0	0	0

Consultants (3)	109,200	0	0	0	0	0

Operating Leases (4)	99,648	101,808	105,012	106,152	0	0
	$2,541,484	$2,326,608	$2,191,146	$1,498,952	$1,392,800	$4,178,400

(1) Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive officers of the Company, pursuant to a multiple year employment agreements that were renewed, amended, and revised in 2006 and 2007 are each entitled to receive annual cash compensation of $564,400, plus health, disability and life insurance coverage.  In addition, their closely held corporations are paid an expense fee of $11,000.  Mr. James Longaker was hired as the CFO on November 26, 2007.  Pursuant to the terms of his one year employment agreement he is entitled to receive annual cash compensation of $120,000 plus health, life and disability insurance coverage.

(2) Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year employment agreements are each entitled to receive annual cash compensation of $344,000, plus health and disability insurance coverage. In addition, their closely held corporations are paid a monthly consulting fee of $6,000.

(3) In May 2007, the Company entered into a one year agreement with an Investor Relations firm.  We paid a monthly fee to this firm in the amount of $7,300.  The total fee due in 2008 is $29,200, this contract was not renewed.

(3) In October 2007, the Company entered into a two year agreement with a consulting firm to provide accounting and administrative services.  At year end the Company and the consulting firm terminated this agreement subject to a final payment of $80,000 in January 2008.

(4) See the discussion regarding the Company’s leased office space at Item 2 above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $1,145,359 at December 31, 2007 compared to $1,387,016 at December 31, 2006, a decrease of $241,657. Our working capital (defined as current assets less current liabilities) at December 31, 2007 was $584,849 compared to $2,064,771 at December 31, 2006.

Accounts receivables increased by only $146,139 from the year before,  Throughout 2007, we noticed a delay in payment from several of our insurance customers as they began to extend the insurance billing cycle within which process payment.  As a result of such delays, we experienced an increase in the length of the insurance billing cycle (time from when revenue is earned to when it is collected). This is also referred to as day sales outstanding (“DSO”).  At the end of 2007, the DSO was 88 days compared to the DSO of 73 days at the end of 2006.

Our accounts payable increased by $425,655 at December 31, 2007 over the balance from the year before.  We endeavor to stretch our own time frame to pay invoices to take advantage of and maximize cash as much as possible within the acceptable sound business practices.  As a result, accounts payable was higher at year end than it had been previously.

The third significant factor affecting our working capital was the short term borrowing we obtained through the private placement during 2007.  See additional discussion regarding the offering below in the Financing Activities section.  These Notes executed in the private placement are due to mature during 2008 and therefore are considered current liabilities.

We operated at a deficit of approximately $300,000 per month for the last three months of 2007 and approximately $175,000 per month for the first three months of 2008.  We anticipate that these monthly operating deficits may continue for the near term.  These monthly operating deficits are being addressed by management in several ways including but are not limited to:

•	Management has accepted reduced payment of their salaries, and skipping some payments of salaries, and waived the right to options and bonuses.
•	We are in the process of conversion from paper to electronic claims submission, which should shorten the insurance billing cycle and accelerate payment,
•	We retained an outside contract compliance counsel to terminate the Aetna contract and seek remedies for underpayments,
•	We retained an outside contract compliance counsel to resolve the charge back and the past and current underpayment issues with United,
•	We plan to upgrade our billing and collection software.
•	We continue to monitor the utilization of manpower to increase the efficiency,
•	We continue to seek new business in Houston, Texas, and out of state .Such expansion is severely limited currently due to the restraints of lack of needed funds.
•
Continue to evaluate the feasibility and effectiveness of steps taken in late 2007 to establish multiple databases for billing through the formation of DBA’s (Doing Business As) in an effort to bring the size of different areas where the Company provides its services to a manageable size. Smaller databases are easier and faster to work within our current billing software. These steps may or may not prove to be acceptable or effective, monitoring results will soon determine whether or not we continue to utilize such mechanism.

If we are not successful in our attempt to reduce expenses, reduce DSO, reduce chargeback, and increase our Collection Percentage, we may seek capital to meet our working capital needs.

As discussed previously, in addition to our monthly cash shortfall, we have a series of promissory notes in the amount of $1,230,000 plus accrued interest due for repayment in June 2008.  Additionally, we have a series of promissory notes in the amount of $1,485,000 plus accrued interest due for repayment in July 2008.  We do not have sufficient capital on hand to pay these Notes as they come due and we do not presently forecast having sufficient funds to repay the Notes upon maturity.

Management is working diligently to locate a financing source of funding with which we can repay the Notes.  Management has had discussions with other potential lenders and is also evaluating the possibility of the sale of the Company in order to raise the necessary funds to make the payments on the Notes as they become due.  In addition, management is considering accounts receivable financing and whether to attempt to renegotiate the terms of repayment of the loans.

If we are not able to pay off the Notes as they become due, the Note holders may pursue legal or other action against us.  If we do not have successful defense, or if we are otherwise unable to meet our working capital needs, we may have to discontinue operations.

Operating Activities

Operating activities used $2,543,817 of cash during 2007 compared to cash provided from operations of $1,415,732 for the twelve months ended December 31, 2006.  The net loss for the year of $3,073,187 was adjusted for noncash items in the amount of $1,814,039.  These non cash items included the fair value assigned to the stock, options and warrants that were issued during the year as well as the amortization of the deferred financing and discount to the notes incurred in the sale of the Units discussed below under Financing Activities.

Additionally, accounts receivable increased by $146,139, income and taxes receivable increased by $575,408 and accrued taxes decreased by $1,022,848.  All these were uses of cash from operations during the year.  These were partially offset by the increase in accounts payable in the amount of $425,655.

Investing Activities

The Company purchased office furniture and equipment costing $25,846 in 2007 compared to $69,108 in 2006.

Financing Activities

During 2006, the Company repaid the balance of a loan in the amount of $90,000 to a related corporation. During the second quarter of 2006, Zak Elgamal, CEO, loaned the Company $5,000 in the form of a note which is unsecured, payable on demand without interest. The loan was repaid in November of 2006.

In May 2007, the Company began offering for sale, at a price of $100,000 per Unit, a limited number of Units pursuant to a private placement memorandum.  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note (“Note”) in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the offering.  For its services Dawson earned a cash commission equal to 10% and a non-accountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

The offering had a minimum offering size of 12 Units and a maximum size of 35 Units.  On June 7, 2007 the minimum was achieved with the sale and acceptance of 12.30 Units.  The net proceeds of $1,070,100 were forwarded to the Company at that time and the balance of the proceeds, $159,900, was paid to Dawson.  The Company executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock to the note holders.  The value of these warrants was determined by management to be $734,583. The value of the warrants was recorded as a discount on the Notes and is being charged to interest expense and accreted to the balance of the Notes over the life of the Notes.

Upon completion of this first round of the offering the Company issued warrants to Dawson to purchase 246,000 shares of common stock. The value of these warrants was determined by management to be $146,917. The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs and is being amortized to interest expense over the life of the Notes.

On July 2, 2007 the second and final round of the offering was completed with the acceptance of an additional 14.85 Units.  The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, was paid to Dawson.  The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock to the note holders.  The value of these warrants was determined by management to be $896,523. The value of the warrants was recorded as a discount on the Notes and is being charged to interest expense and accreted to the balance of the Notes over the life of the Notes.

Upon completion of the second round of the offering the Company issued warrants to Dawson to purchase 297,000 shares of common stock. The value of these warrants was determined by management to be $179,305. The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs and is being amortized to interest expense over the life of the Notes.

The Company incurred deferred financing costs of $34,044 associated with the offering in the form of legal and blue sky fees.

The Notes are convertible into the Company’s common stock if the Company commences a Qualified Offering prior to the maturity date of the Notes. In lieu of repayment of principal and interest on the Notes, the Holder of the Notes may acquire Company securities in the amount of such principal and interest at a purchase price equal to 85% of the price per security sold in the Qualified Offering.    In this regard, a Qualified Offering means the completion of an offering or offerings of Company securities, including any offering of debt or equity securities, or securities convertible into debt or equity securities, in an amount not less than $3.0 million.  At this time the Company has not completed a Qualified Offering.

The net proceeds from the offering were used for general corporate and working capital needs.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company adopted SFAS No. 157 on January 1, 2007, and currently believes that its adoption does not have a material effect on the Company’s financial position, operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on pages F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8-A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed by the Company in the reports  filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In March 2007, the Company finalized compensation arrangements with Messrs. Elgamal, CEO, and Olmo-Rivas, Executive Director, which included payments to corporate entities owned by these individuals.  As part of the new arrangements, certain employees who are related to Messrs. Elgamal and Olmo-Rivas were transferred from the Company to these corporate entities. In November 2007, the Company discovered several errors in its payroll processing as these former employees continued to be paid by the Company following their separation in an amount of approximately $104,000. As soon as the error was discovered by the Company, these employees were removed from the Company’s payroll and amounts erroneously paid to these employees since March 2007, were repaid in full in November 2007. Additionally, it was discovered that during 2007 certain significant shareholder employees were erroneously paid an amount over their contracted remuneration. These amounts, totaling $38,000, were repaid in full in November 2007. The parties related Mr. Olmo-Rivas have since been hired by Medpro collections, Medpro handles collections for the Company.

As a result of these errors, the Company restated the Company’s financial statements in Form 10-QSB for the quarter ended June 30, 2007.  The Company also amended its Form 10-KSB for the year ended December 31, 2006 to report the amounts earned by certain of the related parties discussed above, which amounts were not previously disclosed as having been paid to related parties. These errors did not change the results of operations or financial condition of the Company for the year ended December 31, 2006.

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

Another material weakness was found in our disclosure controls and procedures, when as part of our annual audit, the independent auditor discovered that a contract had been signed with Aetna on or about March 7, 2007 by our President, Mr. Elgamal.  This contract was signed prior to our establishment of an independent board of directors, and thus was not approved by our current board. The Chair of the Audit Committee of the Board and our accounting personnel were first informed of the existence of this contract by our outside auditor in February 2008 as this contract preceded the formation of the Board of Directors.

As part of our evaluation of our disclosure controls and procedures as of December 31, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

•	we lacked sufficient accounting personnel;

we lacked a clear policy on when board of directors approval of a contract or action is required and when contracts or actions must be reviewed by our finance department prior to execution;

we lacked procedures for the efficient internal management and accounting for contracts to which we are a party we lacked adequate financial software to insure that our finance department can provide management with timely feedback regarding billing and collections, efficiency of our surgical assistants, and staffing and scheduling;

we lacked an appropriate designation of functions, such as billing, to assure the timely and efficient management of our invoices;

•
we lacked effective controls to insure that agreements, contracts and other documents with related parties and with third parties, including transactions such as those discussed above, were provided to and reviewed by the independent members of our Board of Directors and by financial reporting personnel on a timely basis to insure that the disclosure implications of such transactions could be considered.

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

4) Requiring that board of directors’ approval is obtained for any contracts in excess of a certain value to be determined by the Board of Directors including any contracts with insurance companies or health care providers.

5) Requiring that copies of all contracts, regardless of size, be provided to our finance department promptly after execution; and

6) Requiring that the billing function be performed within our finance department;

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8-B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors, Executive Officers and Significant Employees

Listed below are the Executive Officers and members of the Board of Directors.  Following the table is a brief description of their business experience for at least the past five years.

Name	Age	Position
Zak W. Elgamal	59	Executive Chairman, Chief Executive Officer and President
Jaime Olmo-Rivas	52	Executive Director, and Vice President of American Surgical Assistants, Inc.
Henry Y. L. Toh	50	Lead Independent Director
Dr. Charles W. Bailey, Jr.	67	Independent Director
Dr. Michael Kleinman	52	Independent Director
James A. Longaker William McGinnis	62 52	Chief Financial Officer Controller

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

Mr. Elgamal received his M.D. degree (M.B., B.Ch) from the Faculty of Medicine at Ain Shams University in Cairo, Egypt in 1972. He also received his graduate training in Healthcare Management in Cairo, Egypt in the early eighties. He is a Vanguard member of the American College of Physician Executives, a member of the American College of Healthcare Administrators, an affiliate member of the American College of Surgeons, a member of the Advisory Council of the Joint Commission for Accreditation of Healthcare Organizations (JCAHO) on Staffing, and a member of the Sub-committee on Allied Health at Memorial Hospital Healthcare System, Southwest.

Jaime Olmo-Rivas, Executive Director and Vice President of American Surgical Assistants, Inc

Mr. Olmo-Rivas is the Vice President of our wholly owned subsidiary, American Surgical Assistants, Inc. Mr. Olmo-Rivas is a highly trained cardio-vascular surgical assistant with very special capabilities in endoscopic vein harvesting and open heart surgery. In addition to performing surgical assisting duties, he is responsible for everyday management and supervision of all our surgical assistants working in the field. Mr. Olmos-Rivas, Executive Director, is supported by three additional employees who comprise a field supervision team which is on call 24 hours per day to receive, schedule and assign work to our assistants. He also maintains an open line of communication with the surgeons in various healthcare facilities to receive and act upon their feed back as needed. He interviews prospective assistants and evaluates the quality of the existing work force regularly.

Mr. Olmo-Rivas graduated from medical school in the Dominican Republic in 1980. He is the current President of the American Board of Surgical Assistants.

Henry Y.L. Toh, Lead Independent Director

Mr. Toh currently serves as a member of the Board of Directors of four other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of Idna Inc., a specialized finance and entertainment company. Since 2004, Mr. Toh has served as a director of Isolagen, Inc. Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity since 1992, Since 2004, Mr. Toh has served as a director of Labock Technologies, Inc. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Charles W. Bailey, Jr., MD, JD, Director

Dr. Bailey received his law degree from the South Texas School of Law in 1980 and received his Medical Degree from the University of Texas Medical Branch. Dr. Bailey has been in private practice in plastic surgery since 1973. He is listed in Best Doctors in America for the Central Region and was named by Town & Country Magazine as one of the top Cosmetic Surgeons in the United States. From 1980 to the present, Dr. Bailey has also been a medico-legal consultant to various law firms and insurance companies, providing medical record review and evaluations. From 1972 through 1993, he held various teaching appointments with the University Of Texas Medical School in Houston, South Texas College of Law, and Baylor College of Medicine. Dr. Bailey has published over 45 papers, and has held various positions, including most recently President of the Texas Medical Association in 2003 and 2004. He is a current Delegate to the American Medical Association. Dr. Bailey is also a member of the Mediation Panel for Federal District Courts, Southern District of Texas.

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

James A. Longaker, Chief Financial Officer, CPA, CFE

James A. Longaker, the Company’s Chief Financial Officer, was hired in November 2007.  Prior to joining the Company Mr. Longaker worked from October 2006 to November 2007 as an independent consultant.  From May 2005 to October 2006, Mr. Longaker was the Chief Financial Officer of Trulite, Inc., a research and development company.  From December 2001 to May 2005 Mr. Longaker was a partner at the Forte Group, LLC a management consulting firm that specialized in emerging businesses.  From February 1999 to December 2001, Mr. Longaker worked as a consultant with Glass and Associates serving as an interim CFO for companies.  From 1990 to 1999, Mr. Longaker had his own consulting business.  Mr. Longaker received his bachelor’s degree from Louisiana Polytechnic Institute in 1967 and a Master’s degree in Business Administration in 1969 from Louisiana State University.  Mr. Longaker is a CPA and a Certified Fraud Examiner, CFE.

William J. McGinnis, Controller

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Reporting Persons, the Company believes that during the fiscal year ended December 31, 2007 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the exception of Bland Chamberlain, III and Jose J. Chapa, Jr., who each failed to timely file a Form 3 reporting their status as a beneficial owner of more than 10% of the Company’s outstanding common stock.  However, such reports have been filed as of the date of this Form 10-KSB.

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

Corporate Governance

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

The members of the Audit and Governance Committee are independent of the Company (as defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules). We consider Mr. Toh a “financial expert” as defined under Item 407 of Regulation S-B.

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

ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executive Officers and Senior Personnel

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and Senior Consultants and other named executive officers for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

							Non
					Stock or		Qualifying
Name and Principal Position	Year	Salary		Bonus	Options Award		Deferred	All Other (8)	Total
							-7

Zak Elgamal	2007	$618,894	-5		$56,600	(6)		$89,304	$764,798
Chairman & CEO	2006	$504,072	-5	$40,600				$276,000	$820,672
(Note 1) (Note 4)	2005	$139,636		$21,740	$3,950			$295,000	$460,326

Jaime Olmo-Rivas	2007	$642,487	-6		$56,600	(6)		$70,489	$769,576
Vice President	2006	$444,605	-6	$40,600				$276,000	$761,205
(Note 1) (Note 5)	2005	$87,500		$21,741	$3,950			$295,000	$408,191

Bland Chamberlain	2007	$362,850					$25,000	$53,150	$441,000
Senior Consultant	2006	$251,859					$25,000	$261,000	$537,859
(Note 2)	2005	$18,000					$3,125	$25,000	$46,125

Jose Chapa	2007	$362,458					$25,000	$52,850	$440,308
Senior Consultant	2006	$251,859					$25,000		$537,859
(Note 2)	2005	$18,000					$3,125	$25,000	$46,125

James A. Longaker	2007	$11,538							$11,538
Chief Financial Officer (Note 3)	2006	na		na	na		na	na	na

William J. McGinnis (Note 4)	2007	$97,285		na	na		na	na	na

Note 1 - Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive directors of the Company, are each entitled to receive annual cash compensation of $564,400 plus health, disability and life insurance coverage pursuant to Ten year employment agreements as CEO of American Surgical Holdings and Vice president of ASA respectively.

The Company renewed, amended and revised Ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renew at maturity unless cancelled by either party with sixty days written notice. The corporations were each paid a monthly expense fee of $11,000 during 2007. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discounted price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005.  The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed.

Note 2 - In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, entered into employment agreements with the Company and corporations owned by them entered in to consulting agreements with the Company. Pursuant to these multiple year agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual cash compensation of $344,000, plus health and disability insurance coverage.  In addition, their corporations are paid a monthly consulting fee of $6,000. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005.  The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

Note 3 - James A. Longaker, CFO, was hired in November 2007 at an annual salary of $120,000.

Note 4 - William McGinnis, Controller, was hired in January 2007 at an annual salary of $85,000.  During 2007, his salary was increased to $100,000 per year.

Note 5 - Such amount includes $50,722 paid by the Company to Mr. Elgamal’s daughter in 2007, and repaid in full to the Company in November of 2007, and $6,317 paid to her in 2006.

Note 6 - Such amount includes $50,769 paid by the Company to Mr. Olmo-Rivas’ wife, $2,715 paid to Mr. Olmo-Rivas’ son and $24,233 paid to his sister in 2007 and repaid in full to the Company in November of 2007, and $60,271, $0 and $16,792 paid to them in 2006, respectively.

Note 7 - In 2007, In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted 500,000 options to purchase the Company’s common stock. These options vest ratably over 3 years. For each officer the fair value of the options amortized in 2007 was $56,600.

Note 8 - In November 2005, the Company issued 1,428,573 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  The Company expensed $50,000 in 2007 and 2006 and $6,250 in 2005. The unamortized balance at December 31, 2007 of $143,750 will be amortized on a straight-line basis over the remaining life of the agreements.

Note 8 - This is the amounts paid to the respective corporations owned by the four principal stockholders as discussed above at Notes 1 and 2.

Compensation of Directors

Independent directors are entitled to receive monetary and stock consideration for serving on the board of directors. Executive directors are not entitled to director fees of any type.

DIRECTOR COMPENSATION TABLE

At the initial Board of Directors meeting, the board established the fees for independent directors as follows:

         Annual board fee of $36,000, plus $1,000 per meeting fee
     Lead independent director - $15,000 annually
         Chair of the Audit Committee and Governance - $10,000 annually
         Chair of the Nominating Committee - $5,000 annually
     Chair of the Compensation Committee - $5,000 annually

Mr. Toh received an initial board fee of $25,000.  In addition he was issued 25,000 shares of common stock and 75,000 options to purchase common stock.  Dr. Bailey and Dr. Kleinman each received 25,000 options.

For 2007, the fees paid and the fair value of the stock and options granted to the members of the Board are as follows:

NAME	CASH	STOCK	OPTIONS	TOTAL

Mr. Toh	$80,750	$55,000	$20,460	$156,210
Dr. Bailey	$35,750	$0	$8,482	$44,232
Dr. Kleinman	$39,750	$0	$8,482	$48,232
Totals	$156,250	$55,000	$37,424	$248,674

Term of Office

Our directors are each appointed for a one-year term to hold office or until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Our directors will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We will compensate our Directors for service on our Board of Directors, and any committees thereof, and we will reimburse them for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

At year end the unexercised stock options, warrants or other rights to purchase our common stock made to the named executive officers are included in the Summary Compensation Table at Item 10, Note 6 and are detailed further below.

Equity
								Equity	incentive plan
			Equity				Market	incentive plan	awards: market
	Number of	Number of	incentive plan				value of	awards: # of	or payout value
	securities	securities	awards: # of			# of	shares	unearned	of unearned
	underlying	underlying	securities			shares or	or units of	shares, units	shares, units
	unexercised	unexercised	underlying			units of	stock that	or other rights	or other rights
	options	options	unexercised	Option	Option	stock	have not	that have	that have
	(#)	(#)	unearned	exercise	expiration	that have	vested	not vested	not vested
	Exercisable	Unexercisable	options	price ($)	date	not vested	($)	(#)	($)
NAME	(b)	©	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zak W. Elgamal	125,000	375,000		1.21	2/28/2010	375,000	101,250
Jaime Olmo-Rivas	125,000	375,000		1.21	2/28/2010	375,000	101,250
Totals	250,000	750,000				750,000	202,500

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

•	Total compensation should enhance our ability to attract, retain, motivate and develop knowledgeable and experienced executives upon who, in large part, our successful operation and management depend.

We set compensation by establishing targeted compensation levels for each senior executive and allocating that compensation amount among base salary, incentive-based compensation, and long-term equity compensation. At the highest and most senior levels we offer incentive based compensation to reward companywide performance and by attributing awards primarily to maximize future profitability, stock appreciation and shareholder value.

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

We utilize each of these elements of executive compensation in an attempt to attain the proper balance between our short- and long-term successes, as well as between our financial performance and shareholder return. We believe that the executive compensation program for our named executive officers is consistent with our financial performance and the performance of each named executive officer.

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

Backdating and Spring-loading Options

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of our common stock owned as of April 28, 2008 by all persons: (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common	Zak W. Elgamal (3) 10039 Bissonnet #250 Houston, Texas 77036-7852	2,865,714	34.01%

Common	Jaime Olmo-Rivas (4) 10903 Ashland Bridge Lane Sugar Land, Texas 77478	2,871,429	34.08%

Common	Bland E. Chamberlain, III 4010 Fulford Court Katy, Texas 77450	857,143	10.17%

Common	Jose J. Chapa, Jr. 8726 Cedardale Drive Houston, Texas 77055	857,143	10.17%

Common	Henry Y. L. Toh 1111 Hermann Drive, #6E Houston, Texas 77004	25,000	0.29%

Officers and Directors As a Group (1)		7,476,429	88.72%

(1)	Bland Chamberlain and Jose Chapa, Jr. are not officers or directors of the Company and therefore such shares are not part of the officers and directors as a group.
(2)	The percent of class is based on 8,425,484 shares of common stock issued and outstanding as of April 28, 2008.
(3)
Based on the following: (i) 14,286 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Elgamal; (ii) 1,714,286 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 1,128,571 shares of our common stock for services rendered.  8,571 shares of common stock owned by Mr. Elgamal’s wife are also included in this amount.

(4)
Based on the following: (i) 14,286 shares of our common stock distributed via dividend by American Surgical Assistants, Inc. to Mr. Olmo-Rivas; (ii) 1,714,286 shares of common stock pursuant to the merger between us and American Surgical Assistants, Inc.; and (iii) 1,128,571 shares of our common stock for services rendered.  14,286 shares of common stock owned by Mr.  Olmo-Rivas minor children are also included in this amount.

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has compensation arrangements in place with four of its significant shareholders for services rendered to the Company directly by them or by entities controlled by them. The highlights of those compensation arrangements are detailed in the following paragraphs.

Mr. Elgamal and Mr. Olmo-Rivas, executive directors of the Company, pursuant to 10 year employment agreements that were renewed and amended in 2006 and 2007 are each entitled to receive annual compensation of $564,400, plus health, disability and life insurance benefits. Under the ESOP adopted on or about March 23, 2007 Mr. Elgamal and Mr. Olmo-Rivas each received 500,000 stock options that vest over a three year period. Subsequent, to year-end, the non-compete agreements with both executive officers were extended to three years from two years. Additionally, in circumstances where either shareholder disposes of more than 250,000 shares in any single year between 2007 and 2012, the non-compete is automatically extended to five years. Additionally, commencing in 2007, both officers are entitled to performance-based compensation equal to 2% of the growth in year over year gross revenue from the prior calendar year. The agreements provide for monthly consulting fees in the amount of $11,000 per month payable to their closely held corporations. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005.  The agreements also include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause or is terminated with a cause less than a conviction of a federal felony prior to the expiration date, as renewed.  These agreements replaced the prior agreements with Mr. Elgamal and Mr. Olmo-Rivas and with their closely held corporations.

During July 2005, the Company renewed service agreements with corporations owned by Mr. Elgamal, CEO, and Mr. Olmo-Rivas, Executive Director. The agreements were renewed for an initial term of five (5) years and they renew automatically unless cancelled by either party with sixty days written notice.

Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year agreements are entitled to receive annual compensation of $344,000 plus health and disability insurance benefits. Corporations owned by Mr. Chamberlain and Mr. Chapa have service agreements in place whereby they earn consulting fees of $6,000 per month.  Their agreements include an option, exercisable by Mr. Chamberlain and Mr. Chapa, to purchase 5% of any shares issued by the Company during the term of the agreements at a discount price equal to 25% of the closing price on the date issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005. The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause prior to the expiration date, as renewed.

ITEM 13: EXHIBITS

	(b)	Exhibits

3.1		Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation (1)
3.2		By-Laws (2)
10.1		Employee stock option plan(4)
10.2		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal, Jaime Olmo-Rivas, Bland Chamberlain and Jose Chapa Dated March 18, 2007 (5)
10.3		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal and Jaime Olmo-Rivas dated March 18, 2007 (6)
14.1		Code of Ethics (3)
14.2		Charter for the Audit Committee (7)
14.3		Charter for the Compensation Committee (8)
14.4		Charter for the Nominating Committee (9)
31.1		Certification of Zak W. Elgamal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of James A. Longaker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Zak W. Elgamal pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James A. Longaker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to Exhibit 3.1 to our Form 10-SB filed with the SEC on July 10, 2003
	(2)	Incorporated by reference to Exhibit 3.2 to our Form 10-SB filed with the SEC on July 10, 2003
	(3)	Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 22, 2005

(4)	Incorporated by reference to the Preliminary 14(c) filed with the SEC on March 26, 2007
(5)	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
(6)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
(7)	Incorporated by reference to Exhibit 14.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
(8)	Incorporated by reference to Exhibit 14.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
(9)	Incorporated by reference to Exhibit 14.4 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the aggregate fees billed to us by Webb & Company, P.A. for the fiscal years ended December 31, 2007, 2006 and 2005:

	2007 ($)	2006 ($)	2005 ($)
Audit Fees (a)	52,020	45,000	30,650
Audit-Related Fees (b)	0	9,219
Tax Fees (c)	0	0
All Other Fees (d)	0	0

Total	52,020	54,219	30,650

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

AMERICAN SURGICAL HOLDINGS, INC.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zak W. Elgamal	Director	April 28, 2008
Zak W. Elgamal	President, Chief Executive Officer (Principal Executive Officer)

/s/ Jaime Olmo-Rivas	Director	April 28, 2008
Jaime Olmo-Rivas	Vice President

/s/ James A. Longaker	Chief Financial Officer	April 28, 2008
James A. Longaker, CPA	(Principal Financial and Accounting Officer)

/s/ Dr. Charles Bailey	Director	April 28, 2008
Dr. Charles Bailey

/s/ Dr. Michael Kleinman	Director	April 28, 2008
Dr. Michael Kleinman

/s/ Henry Y. L. Toh	Director	April 28, 2008
Henry Y. L. Toh

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007AND 2006

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)

CONTENTS

PAGE	F1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007AND 2006

PAGE	F3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

PAGES	F4 - F5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

PAGES	F6 - F7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

PAGES	F8 - F21	NOTES TO FINANCIAL STATEMENTS

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
   American Surgical Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of its consolidated operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net operating loss in 2007, used cash in operating activities and had an accumulated deficit in retained earnings at year end.  Furthermore, in June and July 2008, the Company has approximately $3.129 million in notes payable and accrued interest coming due for repayment.  At the present time, the Company does not have the necessary funds to repay this amount.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Additional discussion and management’s plans in regard to these conditions are included at Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 12, 2008

F1

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

ASSETS
	2007	2006
CURRENT ASSETS
Cash	$1,145,359	$1,387,016
Accounts receivable, net	2,171,908	2,025,769
Advances to employees	9,169	6,000
Prepaid expenses	24,662	61,902

TOTAL CURRENT ASSETS	3,351,098	3,480,687

DEFERRED INCOME TAXES RECEIVABLE	575,408	-
DEFERRED FINANCING COSTS, NET	322,521	-
PROPERTY AND EQUIPMENT, NET	90,298	102,129

TOTAL ASSETS	$4,339,325	$3,582,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	723,252	$297,597
Accrued income tax payable	-	466,492
Deferred income tax	95,471	651,827
Notes Payable, net of unamortized discount of $767,474 and $0	1,947,526	-

TOTAL CURRENT LIABILITIES	2,766,249	1,415,916

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,300,484 shares issued and outstanding, respectively	8,425	8,300
Additional paid-in capital	2,942,381	513,143
Deferred compensation	(143,750)	(193,750)
Retained (deficit) earnings	(1,233,980)	1,839,207
Total Stockholders’ Equity	1,573,076	2,166,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,339,325	$3,582,816

See accompanying notes to consolidated financial statements.

F2

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
REVENUES
Service fees, net	$8,243,220	$9,618,947	$4,338,490
Contract fees	720,837	572,500	390,900
Total Net Revenues	8,964,057	10,191,447	4,729,390

COST OF REVENUES	6,660,552	5,509,898	2,462,667

GROSS PROFIT	2,303,505	4,681,549	2,266,723

OPERATING EXPENSES
Salaries	2,500,164	1,653,036	934,244
General and Administrative	2,393,716	1,318,321	640,757
Rent	80,181	109,268	79,765
Total Operating Expenses	4,974,061	3,080,625	1,654,766

NET (LOSS) INCOME FROM OPERATIONS	(2,670,556)	1,600,924	611,957

INTEREST INCOME (EXPENSE)
Interest expense	(1,474,048)	(150)	(12,788)
Interest income	48,569	11,263	347
Total Interest (Expense) Income	(1,425,479)	11,113	(12,441)

(LOSS) INCOME FROM OPERATIONS	(4,096,035)	1,612,037	599,516

Provision for Income Taxes	(1,022,848)	651,846	213,126

NET (LOSS) INCOME	$(3,073,187)	$960,191	$386,390

Net (loss) income per share - basic and diluted	$(0.37)	$.12	$.08

Weighted average number of shares outstanding during the period - basic and diluted	8,416,100	8,297,133	4,688,329

See accompanying notes to consolidated financial statements.

F3

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balance, January 1, 2005	-	$-	3,457,150	$3,457	$26,881	$-	$492,626	$522,964

Shares issued for services	-	-	4,242,866	4,243	351,157	(243,750)	-	111,650

Shares issued for cash	-	-	589,522	589	102,566	-	-	103,155

Net income	-	-	-	-	-	-	386,390	386,390

Balance, December 31, 2005	-	-	8,289,538	8,289	480,604	(243,750)	879,016	1,124,159

Shares issued for cash	-	-	10,946	11	32,539	-	-	32,550

Deferred Compensation	-	-	-	-	-	50,000	-	50,000

Net income	-	-	-	-	-	-	960,191	960,191

Balance, December 31, 2006	-	$-	8,300,484	$8,300	$513,143	$(193,750)	$1,839,207	$2,166,900

Shares issued for services	-	-	100,000	100	219,900	-	-	220,000

Shares issued to directors	-	-	25,000	25	54,975	-	-	55,000

Warrants issued	-	-	-	-	1,957,328	-	-	1,957,328

Options issued for services	-	-	-	-	46,410	-	-	46,410

Options issued to directors	-	-	-	-	37,425	-	-	37,425

See accompanying notes to consolidated financial statements.

F4

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Options issued to officers	-	-	-	-	113,200	-	-	113,200

Deferred Compensation	-	-	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	-	-	(3,073,187)	(3,073,187)

Balance, December 31, 2007			$8,425,484	$8,425	$2,942,381	$(143,750)	$(1,233,980)	$1,573,076

See accompanying notes to consolidated financial statements.

F5

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,073,187)	$960,191	$386,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,677	31,882	18,464
Common stock issued for services	220,000	-	111,650
Provision for uncollectible accounts	-	202,207	88,190
Amortization of deferred financing	390,695	-	-
Amortization of discount on notes payable	863,632	-	-
Deferred compensation	50,000	50,000	-
Common stock issued to directors	55,000	-	-
Options issued for services	46,410	-	-
Options issued to officers	113,200	-	-
Options issued to directors	37,425	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(146,139)	(592,463)	(1,016,217)
(Increase) decrease in prepaid expenses	37,240	(45,845)	28,473
(Increase) decrease in advances to employees	(3,169)	9,555	(15,555)
(Increase) decrease in income taxes receivable	(575,408)	-	-
Increase (decrease) in accounts payable and accrued expenses	425,655	153,429	70,452
Increase (decrease) in accrued taxes	(1,022,848)	646,776	211,553
Net Cash Provided By (Used In) Operating Activities	(2,543,817)	1,415,732	(116,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-	38,250
Purchase of property and equipment	(25,846)	(69,108)	(33,307)
Net Cash Provided By (Used In) Investing Activities	(25,846)	(69,108)	4,943

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(35,352)	35,352
Loan payable – related party	-	5,000	130,000
Repayment of loan payable – related party	-	(95,000)	(70,000)
Issuance of common stock	-	32,550	103,155
Proceeds from increase in Notes Payable	2,328,006	-	-
Net Cash Provided By (Used in) Financing Activities	2,328,006	(92,802)	198,507

NET (DECREASE) INCREASE IN CASH	(241,657)	1,253,822	86,850

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,387,016	133,194	46,344

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,145,359	1,387,016	133,194

See accompanying notes to consolidated financial statements.

F6

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$575,408	$-	$5,071

Cash paid for interest expense	$-	$150	$-

See accompanying notes to consolidated financial statements.

F7

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

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

ASA provides professional surgical assistants to hospitals and surgeons in Houston and Corpus Christi, Texas.

ATS was formed in April 2006 to engage in HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants.  ATS’ services include primary claim billing to insurance companies and to patients, with follow-up through to collection.

Basis of presentation

The accompanying consolidated financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for financial reporting. All inter-company accounts and transactions have been eliminated upon consolidation.  The consolidated results for each of 2007, 2006 and 2005 include ASA and ASHI.  ATS’ operations are included from inception.

Certain balances in the financial statements as of and for the years ended December 31, 2006 and 2005 have been reclassified to conform to the current period’s presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders’ equity.

Combination of entities

In October 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, ASA and the shareholders of ASA, the Company acquired all of the outstanding shares of ASA.  Pursuant to the agreement, ASA became a wholly owned subsidiary of the Company. The Company has accounted for the transaction as a combination of entities under common control as the companies had the same ownership and management and accordingly, recorded the merger at historical cost.

F8

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005
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

Service Fees, net are recorded based on established billing rates less estimated discounts for insurance reimbursements and patient payments.  Management also uses historical collection data to assure the collectibility of the resulting accounts receivable.  No revenue is recorded for services performed for patients covered by Medicare and/or Medicaid.

Established billing rates are not the same as actual pricing. They generally do not reflect what the Company is ultimately paid and therefore are not displayed in our Consolidated Statements of Operations.  The Company is typically paid amounts based on individual insurance company rates.

The Company also recognizes Contract Fee Revenues billed under contracts with hospitals for providing twenty-four hour a day on call coverage for these hospitals.  These amounts are billed on a monthly basis throughout the respective contract period as services are provided.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At December 31, 2007, the Company had approximately $1,034,014 in excess of FDIC insurance limits.

Allowance for doubtful accounts

The Company generally provides for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value.  The Company estimates this allowance based on the aging of our accounts receivable, our historical collection experience and other relevant factors.  There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients with insurance and business practices related to collection efforts.  These factors continuously change and can have an impact on collection trends and our estimation process.

The Company evaluates the collectibility of its receivables at least quarterly, using various factors including the financial condition and payment history on patient accounts, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collections experience.

As part of the evaluation discussed above concerning Service Fees Revenue and the appropriate Collection Percentage, the Company determined that an allowance was necessary at December 31, 2007 in the amount of $243,355 to take into effect charge backs.

F9

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005
Advertising costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $8,819, $8,396, and $8,605  in the years ended December 31, 2007, 2006 and 2005, respectively.

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

Convertible Notes Payable

The Company issued convertible notes payable in 2007.  The conversion feature of the notes becomes effective only if the Company commences a Qualified Offering.  Insofar as the Company has not commenced a Qualified Offering and does not plan to do so at this time, the Company has assigned no value to the conversion feature of the notes payable.  A more detailed discussion is contained herein at Note 6.

Credit Risk

The Company’s customers are surgeons, hospitals and other healthcare facilities.  The Company also has exposure related to the collectibility of patient accounts from the insurance companies who act as third party payers.  The Company has identified five insurance companies that comprise approximately 80% of the total paid by insurance companies.  From time to time, the Company may experience difficulty in collecting amounts due from various insurance companies on a timely basis.  Additionally, the insurance companies’ reimbursement rates may change from time to time and may change in such a way as to be detrimental to the Company.

Geographic Risk

The Company’s customers are concentrated in the areas of Houston and Corpus Christi, Texas.

F10

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

Sales Risk

No single patient accounted for over 10% of the revenues in the years ended December 31, 2007, 2006 or 2005.  However, as explained above the Company does have some concentration of risk in that approximately 80% of the third party payments are derived from five insurance companies.  Additionally, the Company has identified two hospitals at which the Company performs over 50% of it’s’ surgeries.  Obviously, any change that affects either group could have a significant impact on the Company and its results of operations.

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

Stock-based compensation

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) “Accounting for Stock Based Compensation.”  Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilized variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results.  The Company issued stock options and warrants during 2007 but did not have any outstanding stock options as of December 31, 2006 or 2005.

F11

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005
(Loss) or Income Per Share

Basic and diluted net (loss) or income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  The Company did not have any dilutive securities outstanding as of December 31, 2006 and 2005.   In 2007 the Company issued 4,541,000 warrants and options but the Company has excluded these common stock equivalents from the calculation of diluted net loss per share because these would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses approximate their fair value due to the relatively short period to maturity for these instruments.

Business Segments

The Company operates in one segment and therefore segment information is not presented.  ATS’ revenues were earned from handling the billing and collection function of ASA with immaterial revenues from other sources.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands the required disclosures regarding fair value measurements, and applies to other accounting pronouncements that either require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years, with early adoption encouraged. SFAS No. 157 is to be applied prospectively, with a limited form of retrospective application for several financial instruments. The Company adopted SFAS No. 157 on January 1, 2007, and currently believes that its adoption does not have a material effect on the Company’s financial position, operations or cash flows.

 In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of December 31, 2007.

F12

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net operating loss in 2007, used substantial amounts of cash in our operating activities and had an accumulated deficit in retained earnings at year end. Furthermore, in June and July 2008 the Company has approximately $3.129 million in notes payable and accrued interest coming due for repayment.  At the present time, the Company does not have the necessary funds to repay this amount.

The Company’s ability to continue operations will likely require additional capital. This condition raises substantial doubt about our ability to continue as a going concern. We expect cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Management has identified and is in the process of implementing several steps that it believes will reverse the matters discussed above.  However, these trends may continue if the corrective steps management plans to implement are not successful.  These steps include: (i) terminating a contract with one of the primary insurance carriers; (ii) continue discussions with a second insurance carrier to resolve and minimize the issue of the charge backs; (iii) continual monitoring of surgical assistant compensation and staffing requirements; and (iv) obtain alternative financing in order to repay all or some of the amounts coming due in June and July.

F13

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

Note 2 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Trade and other receivables	$2,406,263	$2,227,976
Less: Allowance for doubtful accounts	(234,355)	(202,207)
	$2,171,908	$2,025,769

The bad debt expense in each of 2007, 2006 and 2005 was $17,500, ($16,215) and $88,189, respectively.

Note 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Office equipment	$145,962	$129,194
Office furniture	36,181	31,038
Leasehold improvements	12,010	12,010
Medical equipment	8,980	5,044
Less: Accumulated depreciation	(112,835)	(75,157)
	$90,298	$102,129

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $37,677, $31,882 and $18,464 respectively.

Note 4 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has various compensation agreements with its’ Executive Officers, Senior Consultants and consultants.   The table below summarizes the Commitments that the Company has pursuant to these agreements in future years.  A more detailed discussion of the Officers and Senior Consultants compensation arrangements follows the table below and also at Note 7.

Operating Lease

During 2001, the Company entered into a sublease agreement with a company owned by related parties for a term of seven years ending December 2008.  Effective October 1, 2006, this sublease was terminated when the lease was assigned directly to the Company.  This lease agreement as amended September 1, 2007 calls for monthly lease payments of $8,117 for the period September 1, 2007 through December 31, 2007.  Monthly rent payments will increase to $8,304 for 2008, $8,484 for 2009, $8,751 for 2010 and $8,846 for 2011 plus a Consumer Price Index adjustment capped at 5% plus reimbursement of Common Area Maintenance expenses if they exceed a specified percentage of the costs.

F14

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

The following table summarizes the payments due under contractual obligations as of December 31, 2007:

						TOTAL
	2008	2009	2010	2011	2012	THEREAFTER

Executive Officers (1)	$1,500,636	$1,392,800	$1,392,800	$1,392,800	$1,392,800	$4,178,400

Senior Consultants (2)	832,000	832,000	693,334	0	0	0

Consultants (3)	109,200	0	0	0	0	0

Operating Lease	99,648	101,808	105,012	106,152	0	0
	$2,541,484	$2,326,608	$2,191,146	$1,498,952	$1,392,800	$4,178,400

(1) Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to multiple year employment agreements that were renewed, amended and revised in 2006 and 2007 are each entitled to receive annual cash compensation of $564,400, plus health, disability and life insurance coverage.  In addition, their closely held corporations are paid consulting fees of $11,000 per month.  Mr. Jim Longaker, CFO, pursuant to a one year employment agreement effective November 26, 2007 is entitled to receive an annual compensation of $120,000 plus health, disability and life insurance coverage.

(2) Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year employment agreements are each entitled to receive annual cash compensation of $344,000, plus health and disability insurance coverage.  In addition, their closely held corporations are paid consulting fees of $6,000 per month.

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

(3)  In May 2007, the Company entered into a one year agreement with an investor relations company.  The Company will pay this firm a monthly fee of $7,300 plus expenses.  The Company also issued 128,000 options to this firm.

(3)  In October 2007 the Company entered into a two year agreement with a consulting company to provide accounting and administrative services.  At year end the Company and the consulting firm terminated the agreement subject to a final payment of $80,000 in January 2008.  This payment, although made in January 2008, was accrued and deducted as of December 31, 2007.

F15

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

Note 5 - INCOME TAXES

Income tax expense for the years ended December 31, 2007, 2006 and 2005 reflects an effective tax rate different from the statutory federal tax rate (generally, 34%).  For the years ended December 31, 2007, 2006 and 2005 the Company’s effective tax rate was (24.97)%, 40.44% and 35.55%, respectively.  The differences arise because some items that are deductible for financial statement purposes are not deductible for Federal income tax purposes.  These include life insurance premiums, expenses related to unexercised options, amortization of discount, political contributions and 50% of meals and entertainment expenses.

Income tax expense (benefit) for the periods ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Current Federal tax asset	$(575,408)	$466,492	$0
Deferred Federal tax asset	(447,440)	185,354	213,126
Income Tax Expense (Benefit)	$(1,022,848)	$651,846	$213,126

The table below presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate (34%) to income before taxes for the periods ended December 31:

	2007	2006	2005
Federal Income Tax Expense (34%)	$(1,392,652)	$564,213	$209,830
Tax effects of:
Nondeductible life insurance	30,600	84,000	-
Compensation based on unexercised options	40,202	-	-
Amortization of discount	293,635	-	-
Disallowed meals & entertainment	3,667	3,633	3,296
Other	1,700	-	-
Income Tax Expense	$(1,022,848)	$651,846	$213,126

Effective Rate	(24.97)%	40.44%	35.55%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Deferred tax liabilities:
Current differences in tax basis
of assets and liabilities:	$95,471	$651,827	$471,543
Total Deferred Tax Liabilities	$95,471	$651,827	$471,543

F16

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

For the year 2007, the Company reported a net operating loss (NOL) that will be carried back to 2006.  Using a portion of this NOL a refund of prior tax payments in the amount of $575,408 will be requested.  The remaining NOL of approximately $1.5 million is available for carry forward to reduce future tax liabilities of the Company.

Note 6 – NOTES PAYABLE

In May 2007, the Company began offering for sale a limited number of Units pursuant to a Private Placement Memorandum (“PPM”).  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the PPM.  For its services Dawson earned (i) a cash commission equal to 10% and (ii) a nonaccountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

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

F17

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

The net proceeds from the PPM were used for general corporate and working capital needs.

Interest Expense

Included in interest expense for the year ended December 31, 2007 is $219,721 of interest accrued at 15% on the face amount of the Notes ($2,715,000), $863,632 related to the accretion of the discount on the Notes and $390,695 of amortization of the deferred financing costs.

Conversion of the Notes

The Notes are convertible into the Company’s common stock if the Company commences a Qualified Offering prior to the maturity date of the Notes. In lieu of repayment of principal and interest on the Notes, the Holder of the Notes may acquire Company securities in the amount of such principal and interest at a purchase price equal to 85% of the price per security sold in the Qualified Offering.    In this regard, a Qualified Offering means the completion of an offering or offerings of Company securities, including any offering of debt or equity securities, or securities convertible into debt or equity securities, in an amount not less than $3.0 million.  At this time the Company has not commenced a Qualified Offering and has no plans to do so.

Due Dates of Notes Payable

The first 12.30 Units, in the principal amount of $1,230,000 plus accrued interest of $187,575 matures on June 7, 2008.  The second 14.85 Units in the principal amount of $1,485,000 plus accrued interest of $226,462 matures on July 2, 2008

Note 7 - RELATED PARTY TRANSACTIONS

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

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to multiple year employment agreements that were renewed, amended and revised in 2006 and 2007 are each entitled to receive annual cash compensation of $564,400 plus health, life and disability insurance coverage.

F18

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

The Company renewed and revised service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements were renewed for an initial term of five (5) years and they renew annually unless cancelled by either party with sixty days written notice.  The agreements provide for each corporation to receive consulting fees of $11,000 per month. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. Mr. Elgamal and Mr. Olmo-Rivas have waived all rights to these options for the years 2007, 2006 and 2005. The agreements include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date, as renewed.

In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, entered into employment agreements with the Company and corporations owned by them entered in to consulting agreements with the Company.  Pursuant to these multiple year agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual cash compensation (salaries and/or consulting fees) of $344,000, and health and disability insurance coverage and their closely held corporations earn a fee of $6,000 per month. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company. Mr. Chamberlain and Mr. Chapa have waived all rights to these options for the years 2007, 2006 and 2005. The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates the agreements without cause prior to the expiration date, as renewed.

Note 8 - EQUITY

Stock Issued for Services

In July 2005, the Company issued 2,257,144 shares of common stock to management for services.  The value of these shares was based on the fair market value of the stock on the date of grant of $7,900.

In December 2005, the Company issued 171,433 shares of common stock to employees for services.  The shares were valued at $30,000 based on a recent cash offering price.

In December 2005, the Company issued 385,716 shares of common stock for legal and professional services.  The shares were valued at $67,500 based on a recent cash offering price.

In January 2007, the Company issued 100,000 shares of common stock for consulting and strategic business planning services, with a fair value of $220,000.

Stock Issued in Merger with ASA

In October 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among the Company, ASA and the shareholders of ASA, the Company acquired all of the outstanding shares of ASA in exchange for a total of 3,428,572 shares of the Company’s common stock.  Pursuant to the agreement, ASA became a wholly owned subsidiary of the Company.  The shares were valued at the historical cost basis of ASA and all share and per share amounts are retroactively restated as if the entities had been combined as of the earliest period presented. The Company has accounted for the transaction as a combination of entities under common control as the companies had the same ownership and management and accordingly, recorded the merger at historical cost.

F19

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

Deferred Compensation

In November 2005, the Company issued 1,428,573 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  The Company expensed $50,000 in 2007 and 2006 and $6,250 in 2005. The unamortized balance at December 31, 2007 of $143,750 will be amortized on a straight-line basis over the remaining life of the agreements.

Stock Issued for Cash

In December 2005, the Company issued 589,522 shares of common stock to individuals for total cash of $103,155.

In April 2006, the Company issued 10,089 shares of common stock to individuals for total cash of $30,000.

In May 2006, the Company issued 857 shares of common stock to individuals for total cash of $2,550.

Stock Issued to Directors

In March 2007, the Company issued 25,000 shares of common stock to the lead independent director as part of his initial board fees, with a fair value of $55,000.

Options Issued to Directors/Officers

In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted options to purchase 500,000 shares of common stock.  The options vest quarterly on a ratable basis over 3 years.  The Company also granted 75,000 options to the lead independent director and 25,000 options to each of the other two independent directors.

F20

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH, Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007,  2006 AND 2005

At year end the unexercised stock options, warrants or other rights to purchase our common stock made to the executive officers and directors are detailed further below.

									Equity
								Equity	incentive plan
			Equity					incentive plan	awards: market
	Number of	Number of	incentive plan				Market	awards: # of	or payout value
	securities	securities	awards: # of			# of shares	value of shares	unearned	of unearned
	underlying	underlying	securities			or	or units of	shares, units	shares, units
	unexercised	unexercised	underlying			units of	stock that	or other rights	or other rights
	options	options	unexercised	Option	Option	stock	have not	that have	that have
	(#)	(#)	unearned	exercise	expiration	that have	vested	not vested	not vested
	Exercisable	Unexercisable	options	price ($)	date	not vested	($)	(#)	($)
NAME	(b)	©	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mr. Elgamal	125,000	375,000		1.21	2/28/2010	375,000	101,250
Mr. Olmo-Rivas	125,000	375,000		1.21	2/28/2010	375,000	101,250
Mr. Toh	18,750	56,250		2.20	4/01/2010	56,250	15,188
Dr. Bailey	5,556	19,444		2.02	4/01/2010	19,444	5,250
Dr. Kleinman	5,556	19,444		2.02	4/01/2010	19,444	5,250
Totals	279,862	845,138				845,138	228,188

Note 9 - SUBSEQUENT EVENTS

None.

F21