Form 10-Q
period 2008-03-31
AMERICAN SURGICAL HOLDINGS INC
filed 2008-05-15
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2008: 8,425,484 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10Q
 MARCH 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

PAGES	F-5 - F-8	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	MARCH 31, 2008 (UNAUDITED)	DECEMBER 31, 2007 (AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$498,242	$1,145,359
Accounts receivable, net	2,276,719	2,171,908
Advances to employees	7,482	9,169
Prepaid expenses and other current assets	25,903	24,662

TOTAL CURRENT ASSETS	2,808,346	3,351,098

DEFERRED INCOME TAXES RECEIVABLE	575,408	575,408
DEFERRED FINANCING COSTS, NET	140,141	322,521
PROPERTY AND EQUIPMENT, NET	80,325	90,298

TOTAL ASSETS	$3,604,220	$4,339,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$570,092	$436,106
Deferred income tax	-	95,471
Accrued Salaries	389,544	287,146
Notes Payable, net of unamortized discount of $346,566 and $747,474	2,368,434	1,947,526

TOTAL CURRENT LIABILITIES	3,328,070	2,766,249

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,425,484 shares issued and outstanding, respectively	8,425	8,425
Additional paid-in capital	2,990,348	2,942,381
Deferred compensation	(131,250)	(143,750)
Retained deficit	(2,591,373)	(1,233,980)
Total Stockholders’ Equity	276,150	1,573,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,604,220	$4,339,325

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	MARCH 31, 2008	MARCH 31, 2007

REVENUES, NET	$2,030,455	$2,571,275

COST OF REVENUES	1,720,311	1,598,601

GROSS PROFIT	310,144	972,674

OPERATING EXPENSES
Salaries, Wages and Contract Services	671,573	550,988
Other Operating Expenses	389,031	596,087
OPERATING EXPENSES	1,060,604	1,147,075

NET (LOSS) FROM OPERATIONS	(750,460)	(174,401)

OTHER (EXPENSE) INCOME	(702,402)	5,484

(LOSS) FROM OPERATIONS	(1,452,862)	(168,917)

PROVISION FOR INCOME TAXES	(95,469)	(30,734)

NET (LOSS)	$(1,357,393)	$(138,183)

Net (loss) income per share - basic and diluted	$(.16)	$(.02)

Weighted average number of shares outstanding during the period - basic and diluted	8,425,484	8,387,428

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED MARCH 31, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

Balances, December 31, 2007	-	-	8,425,484	$8,425	$2,942,381	$(143,750)	$(1,233,980)	$1,573,076

Options issued for services	-	-	-	-	15,160	-	-	15,160

Options issued to Directors	-	-	-	-	5,022	-	-	5,022

Options issued to Executive Directors	-	-	-		27,785	-	-	27,785

Deferred Compensation	-	-	-	-	-	12,500	-	12,500

Net (Loss)	-	-	-	-	-	-	(1,357,393)	(1,357,393)

Balances, March 31, 2008	-	$-	8,425,484	$8,425	$2,990,348	$(131,250)	$(2,591,373)	$276,150

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	MARCH 31, 2008	MARCH 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,357,393)	$(138,183)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,973	9,143
Deferred Compensation	12,500	12,500
Common stock issued for services	-	54,999
Amortization of deferred financing	182,380	-
Amortization of discount on notes payable	420,908	-
Common stock issued for Director Fees	-	55,000
Value of options issued for services	15,160	2,994
Value of options issued to officers	27,785	11,320
Value of options issued for Director Fees	5,022	2,047
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(104,811)	12,922
(Increase) Decrease in prepaid expenses and other current assets	(1,241)	14,848
(Increase) Decrease in employee advances	1,687	-
Increase (Decrease) in accounts payable and accrued expenses	133,986	(34,677)
Increase (Decrease) in accrued salaries	102,398	96,870
Increase (Decrease) in accrued taxes	(95,471)	(491,059)
Net Cash (Used In) Provided By Operating Activities	(647,117)	(391,276)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7,766)
Net Cash (Used In) Provided By Investing Activities	-	(7,766)

CASH FLOW FROM FINANCING ACTIVITIES:
Net Cash (Used In) Provided By Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(647,117)	(399,042)

CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	1,145,359	1,387,016

CASH AND CASH EQUIVALENT AT END OF PERIOD	$498,242	$987,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$460,362

Cash paid for interest expense	$-	$-

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008AND DECEMBER 31, 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated, condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q under the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. The financial statements are presented on the accrual basis.

These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2007, filed with the SEC. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At March 31, 2008, the Company had approximately $305,000 in excess of FDIC insurance limits.

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

In addition, no benefit for income taxes has been recorded in respect of the net deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realizable, except for the amount shown which reflects income taxes previously paid by the Company.

Convertible Notes

The Company issued convertible notes in 2007. The conversion feature of the notes becomes effective only if the Company commences a Qualified Offering. Insofar as the Company has not commenced a Qualified Offering and does not plan to do so at this time, the Company has assigned no value to the conversion feature of the notes payable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008AND DECEMBER 31, 2007
(UNAUDITED)

Discount on Notes Payable

A discount with respect to the Notes issued during 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the offering.

The first 12.30 Units, in the principal amount of $1,230,000 plus accrued interest of $187,575 matures on June 7, 2008.  The second 14.85 Units in the principal amount of $1,485,000 plus accrued interest of $226,462 matures on July 2, 2008.

Deferred Financing Costs

In connection with the offering, the Company incurred Deferred Offering Costs including commissions paid to the placement agent, legal fees, blue sky fees and the fair value of the warrants issued to the placement agent.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results.  The Company issued stock options and warrants during 2007 but did not have any outstanding stock options as of December 31, 2006.

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
AS OF MARCH 31, 2008AND DECEMBER 31, 2007
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

The Company recognized a fair market value of $47,967 for stock options earned for the three months ended March 31, 2008.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options and warrants, 4,541,000 at March 31, 2008 and 1,105,000 as of March 31, 2007 were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of March 31, 2008.

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008AND DECEMBER 31, 2007
(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net operating loss in the first quarter of 2008 and for the year 2007, used substantial amounts of cash in our operating activities and had an accumulated deficit in retained earnings at March 31, 2008. Furthermore, in June and July 2008 the Company has approximately $3.129 million in notes payable and accrued interest coming due for repayment.  At the present time, the Company does not have the necessary funds to repay this amount.

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

Management has identified and is in the process of implementing several steps that it believes will reverse the matters discussed above.   However, these trends may continue if the corrective steps management plans to implement are not successful.  These steps include: (i) continuing discussions with an insurance carrier to resolve and minimize the issue of the charge backs; (ii) continual monitoring of surgical assistant compensation and staffing requirements; and (iii) obtaining alternative financing in order to repay all or some of the amounts coming due in June and July.

NOTE 3 - SUBSEQUENT EVENTS

None.

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

GENERAL

The following Management’s Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the periods described and should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2008, with their explanatory notes included as part of this Form 10-Q, and our Management’s Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2007 included in our Form 10-KSB.

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we acquired all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas. As a result of and in consideration for the issuance of our common stock, American Surgical Assistants, Inc. became our wholly owned subsidiary.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues

Net Revenues decreased by 21% for the three months ended March 31, 2008 over the same period ended March 31, 2007.   The biggest factor in the reduction of revenue was the signing of a contract with a major insurance carrier during the latter part of the first quarter of 2007.  This contract was cancelled in the second quarter of 2008.

Costs of Revenue

Our Costs of Revenues (“COR”) grew by 8% during the first 3 months of 2008 compared to the same period in 2007. The increase in COR was approximately $120,000 and is due in large part because we contracted our billing and collection to an outside third party during the last half of 2007. Last year we did not have these costs, billing and collections were handled in-house. The other components of COR includes those expenses that are directly related to the surgical assistants and the performance of their services.

Gross Profit

As a result of the interplay between lower revenue and higher COR, our Gross Profits declined by 68% during the first quarter 2008 compared to the first quarter 2007. In the first quarter of 2008 our Gross Profit was $310,144 on Revenues of $2,030,455, a gross margin of 15.27%. During the first quarter of 2007, our Gross Profit was $972,674 on Revenues of $2,571,275, a gross margin of 37.83%.

Operating Expenses

Operating expenses during the first quarter of 2008 were $1,060,604 compared to $1,147,075 during the first quarter of 2007, a decrease of $86,471 or 7.5%.  We have eliminated and/or reduced the extraneous costs that were necessary as the Company was creating a Board of Directors, hiring consultants and other non-recurring expenses.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months ended March 31, 2008 and 2007 expressed as a percentage of Net Revenue.

	March 31,	March 31,
	2008	2007

Net Revenue	100.00%	100.00%

Cost of Revenues	84.73%	62.17%

Gross Profit	15.27%	37.83%

Operating Expenses	52.23%	44.61%

Net (Loss) Income from Operations	(36.96%)	(6.78%)

Other (Expense) Income	(34.59%)	0.21%

(Loss) Income from Operations	(71.55%)	(6.57%)

Provision for Income Taxes	(4.70%)	(1.20%)

Net (Loss) Income	(66.85%)	(5.37%)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $498,242 in cash and cash equivalents on hand compared to $987,974 on hand at March 31, 2007.  Our working capital (defined as current assets less current liabilities) at March 31, 2008 was a deficit of ($519,724) compared to $2,066,824 at March 31, 2007.

Our operating activities used cash of $647,117 during the first quarter of 2008 compared to cash used in operations of $391,276 for the same period in 2007.  We operated at a cash shortfall of approximately $200,000 per month during the first quarter of 2008.  These monthly deficits may continue for the near term.  Currently, we do not have enough cash to continue operating for the next twelve months.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we incurred a net operating loss in the first quarter of 2008 and for the year 2007, used substantial amounts of cash in our operating activities and had an accumulated deficit in retained earnings at March 31, 2008. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company was under contract with three of the five major insurance companies during the latter part of 2007 continuing into 2008.  One contract was cancelled in the latter part of 2007.  Another contract expired in 2008 and the third contract was terminated effective May 15, 2008.

Once a contract is terminated or expires, the effect on cash payments is delayed for a period of time.  The Company expects a higher cash flow in the second half of the second quarter and in the third quarter of 2008.

Another factor that influenced cash flow during the quarter was the practice of charge backs used by one of the insurance companies.  During the first quarter approximately $162,000 was charge back by this carrier.

In addition, we have a series of promissory notes in the amount of $1,230,000 plus accrued interest due for repayment in June 2008.  Additionally, we have a series of promissory notes in the amount of $1,485,000 plus accrued interest due for repayment in July 2008.  We do not have sufficient capital on hand to pay these Notes as they come due and we do not presently forecast having sufficient funds to repay the Notes upon maturity.

Management is working diligently to locate a financing source of funding with which we can repay the Notes.  Management has had discussions with other potential lenders and is also evaluating the possibility of the sale of the Company in order to raise the necessary funds to make the payments on the Notes as they become due.  In addition, Management is considering accounts receivable financing and is attempting to renegotiate the terms of repayment of the loans.

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

Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause effect on the Company’s consolidated results of operation, financial position or liquidity for the periods presented in this report.

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates include revenue recognition, the allowance for doubtful accounts and share based compensation.  These estimates have the potential to have a significant impact on the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events what are continuous in nature.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of March 31, 2008.

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

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications of Chief financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications of Chief financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

 (b)           Reports of Form 8-K

On January 29, 2008, the Company filed a Form 8-K with the SEC disclosing the execution of certain Lock Up Agreements, the cancellation of a consulting agreement, and the appointment of the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: May 14, 2008	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer and Principal Executive Officer

Date: May 14, 2008	By:	/s/ JAMES A. LONGAKER
James A. Longaker
Chief Financial Officer and Principal Accounting Officer