Form 10KSB/A
period 2007-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2008-08-18
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by American Surgical Holdings, Inc. (the “Company”) on May 1, 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to include Management’s Report on Internal Control over Financial Reporting to further clarify the required disclosures under provisions of Item 308 in Regulation S-K.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.  As part of our evaluation of our disclosure controls and procedures as of December 31, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a cause for the errors that led to the financial statement restatement noted above.  These weaknesses were as follows:

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

Changes in Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

AMERICAN SURGICAL HOLDINGS, INC.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 18 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zak W. Elgamal	Director	August 18 , 2008
Zak W. Elgamal	President, Chief Executive Officer (Principal Executive Officer)

/s/ Jaime Olmo-Rivas	Director	August 18 , 2008
Jaime Olmo-Rivas	Vice President

/s/ James A. Longaker	Chief Financial Officer	August 18 , 2008
James A. Longaker, CPA	(Principal Financial and Accounting Officer)

/s/ Dr. Charles Bailey	Director	August 18 , 2008
Dr. Charles Bailey

/s/ Dr. Michael Kleinman	Director	August 18 , 2008
Dr. Michael Kleinman

/s/ Henry Y. L. Toh	Director	August 18, 2008
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