Form 10-Q
period 2008-06-30
AMERICAN SURGICAL HOLDINGS INC
filed 2008-08-18
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2008: 8,425,484 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10Q
 JUNE 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30 AND 2007 (UNAUDITED)

PAGES	F-5 - F-9	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	JUNE 30,
	2008	DECEMBER 31,
	(UNAUDITED)	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$655,910	$1,145,359
Accounts receivable, net	2,683,035	2,171,908
Advances to employees	11,434	9,169
Prepaid expenses and other current assets	18,838	24,662
TOTAL CURRENT ASSETS	3,369,217	3,351,098

DEFERRED INCOME TAX RECEIVABLE	-	575,408
PROPERTY AND EQUIPMENT, NET	74,294	90,298
DEFERRED FINANCING COSTS, NET	-	322,521
TOTAL ASSETS	$3,443,511	$4,339,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$688,326	$436,106
Deferred income tax	-	95,471
Accrued Salaries	384,126	287,146
Notes Payable, related party	150,000
Notes Payable, net of unamortized discount
of $0 and $767,474	2,715,000	1,947,526
TOTAL CURRENT LIABILITIES	3,937,452	2,766,249

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares
authorized, none issued and outstanding
Common stock, $0.01 par value, 100,000,000 shares
authorized, 8,425,484 and 8,425,484 shares issued
and outstanding	8,425	8,425
Additional paid-in capital	3,023,733	2,942,381
Deferred compensation	(118,750)	(143,750)
Accumulated deficit	(3,407,349)	(1,233,980)
TOTAL STOCKHOLDERS' EQUITY	(493,941)	1,573,076

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,443,511	$4,339,325

See accompanying notes to condensed financial statements

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	Three Months Ended		Six Months Ended
		RESTATED -		RESTATED -
		NOTE 2		NOTE 2
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues, net	$2,575,143	$2,505,625	$4,605,598	$5,076,900

Cost of revenues	1,772,024	1,781,708	3,492,335	3,380,309

GROSS PROFIT	803,119	723,917	1,113,263	1,696,591

OPERATING EXPENSES
General and Administration	409,002	574,180	878,532	1,153,274
Salaries	584,929	425,647	1,154,502	976,635
Rent	24,075	17,047	45,576	34,040
TOTAL OPERATING EXPENSES	1,018,006	1,016,874	2,078,610	2,163,949

NET LOSS FROM OPERATIONS	(214,887)	(292,957)	(965,347)	(467,358)

Other income (expense)
Interest expense	(585,205)	(98,789)	(1,291,435)	(93,305)
Interest income	543	-	4,371
TOTAL OTHER INCOME (EXPENSE)	(584,662)	(98,789)	(1,287,064)	(93,305)
LOSS FROM OPERATIONS	(799,549)	(391,746)	(2,252,411)	(560,663)
Provision for income taxes	16,427	88,252	(79,042)	118,986

NET LOSS	$(783,122)	$(303,494)	$(2,173,369)	$(441,677)

Net loss per share basic and diluted	$(0.09)	$(0.04)	$(0.26)	$(0.05)

Weighted average number of shares
Outstanding during the period -
basic and diluted	8,425,484	8,425,484	8,425,484	8,406,561

See accompanying notes to condensed financial statements

AMERICAN SURGICAL HOLDINGS, INC.
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2008
(UNAUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balances, December 31, 2007	-	-	8,425,484	8,425	2,942,381	(143,750)	(1,233,980)	1,573,076

Deferred Compensation						25,000		25,000
Options Issued - Officers					43,220			43,220
Options Issued - Services					30,320			30,320
Options Issued - BOD					7,812			7,812
Net Loss							(2,173,369)	(2,173,369)

Balances, June 30, 2008	-	$-	8,425,484	$8,425	$3,023,733	$(118,750)	$(3,407,349)	$(493,941)

See accompanying notes to condensed financial statements

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,173,369)	$(441,677)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	19,944	18,288
Amortization of deferred financing	322,521	25,568
Provision of uncollectible accounts
Amortization of discount of notes payable	767,474	61,215
Deferred compensation	25,000	25,000
Common stock issued for services	-	109,999
Common stock issued for director fees	-	55,000
Value of options issued for services	30,320	16,096
Value of options issued to officers	43,220	45,280
Value of options issued for director fees	7,812	25,147
Changes in operating assets and liabilities:
(Increase)Decrease in accounts receivable, net	(511,127)	(564,813)
(increase) Decrease in advances to employees	(2,265)
(Increase) Decrease in advances to prepaid expenses	5,824	(55,466)
(Increase) Decrease in FIT receivable	575,408
Increase (Decrease) in accounts payable	349,200	(20,773)
(Increase (decrease) in accrued taxes	(95,471)	(694,394)
Net cash used in operating activities	(635,509)	(1,395,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,940)	(7,768)
Net cash used in investing activities	(3,940)	(7,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related party	150,000
Proceeds from increase in notes payable		1,070,100
Net Cash provided by financing activities	150,000	1,070,100

NET DECREASE IN CASH	(489,449)	(333,198)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,145,359	1,387,016

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$655,910	$1,053,818

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$16,427	$575,444

See accompanying notes to condensed financial statements

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
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

These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended December 31, 2007, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At June 30, 2008, the Company had approximately $548,462 in excess of FDIC insurance limits.

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
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

Discount on Notes Payable

A discount with respect to the Notes issued during 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the offering.

The notes matured in June, 2008 and the discount was amortized over the life of the note.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a company’s method for accounting for stock-based employee compensation and the effect of the method on reported results.  The Company issued stock options and warrants during 2007.

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
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
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

The Company recognized a fair market value of $81,352 for stock options earned for the six months ended June 30, 2008.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options and warrants, 4,541,000 at June 30, 2008 and 2,759,000 as of June 30, 2007 were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of June 30, 2008.

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
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

NOTE 2 – RESTATEMENT

In March 2007, the Company finalized its compensation arrangements with Mssrs. Elgamal and Olmo-Rivas, which included payments to corporate entities related to these individuals.  As a part of the new arrangements, certain employees who are related to Messrs. Elgamal and Olmo-Rivas were transferred to these corporate entities.  In November 2007, the Company discovered several errors in its payroll processing, as these employees continued to be erroneously paid by the Company following their separation in an amount of approximately $104,000.  After the error was discovered by the Company, these employees were removed from the Company’s payroll and amounts erroneously paid to these employees since March 2007, were repaid in full in November 2007.  Additionally it was discovered that during 2007 certain significant shareholder employees were erroneously paid an amount over their contract remuneration.  These amounts, totaling $38,000, were repaid in full in November 2007.

As a result of these adjustments, the Company was required to restate its financial statements in the Form 10-QSB for the period ended June 30, 2007 with a net reduction in its reported loss of approximately $63,000.  On November 20, 2007, the Company filed a Form 8-K disclosing that the Company’s financial statements set forth in the Form 10-QSB for the quarter ended June 30, 2007 should no longer be relied upon, and that the financial statements presented in the Form 10-QSB/A the Company filed will supersede such prior financial statements.

NOTE 3 – NOTES PAYABLE TO RELATED PARTY

On June 12, 2008, the company signed a new unsecured Promissory Note in the principal amount of $150,000 payable in cash at the maturity date of September 15, 2008.  The note is from a related party and the interest rate is 15% per annum.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net operating loss in the first and second quarter of 2008 and for the year 2007, used substantial amounts of cash in our operating activities and had an accumulated deficit in retained earnings at June 30, 2008.

Management has identified and is in the process of implementing several steps that it believes will reverse the matters discussed above.   However, these trends may continue if the corrective steps management plans to implement are not successful.  These steps include: (i) continuing discussions with an insurance carrier to resolve and minimize the issue of the charge backs; (ii) continual monitoring of surgical assistant compensation and staffing requirements; the cancellation of the last remaining contract with an insurance carrier effective May 15, 2008; and (iii) the extension of the Promissory Note,

NOTE 5 – HIRING OF A RELATED PARTY

The Company hired Jaime Olmo’s sister on April 22, 2008 at the rate of $12.00 an hour to assist in billing.  Jaime Olmo is a principal of the company.

NOTE 6 - SUBSEQUENT EVENTS

On July 23, 2008, The Company signed a new Promissory Note replacing the existing Note of June 7, 2007.  The note for $2,715,000 at 15% interest and expires on March 31, 2009 and shall be automatically extended to December 31, 2009 providing the Company has paid down $1,357,500 of the Principal Amount on or before March 31, 2009 and is in compliance with all other provisions of the Note Agreement.  One of the provisions of the Note Agreement is for the Company to make two monthly payments into an escrow account jointly controlled by the Company and Dawson James Securities Inc.  One monthly payment of $50,000 beginning in August 2008 (increasing to $65,000 beginning in January 2009) will be for the benefit of Noteholders and distributed prorated to the Noteholders quarterly.  Another monthly payment of $52,000 beginning in August 2008 is a holdback of the principals’ compensation and is being escrowed as additional collateral for the repayment of the notes.  If 50% of the Notes are not repaid by March 31, 2009, then the escrow amount will be distributed to the Noteholders to satisfy any shortage; if the Notes are extended to December 31, 2009, the monthly holdback escrow will continue and the escrowed amounts held until maturity and used to payoff the principal balance then outstanding.  In addition, the price of the $2.00 per share warrants that were issued in 2007 to the Noteholders have been modified as follows: (i)  The exercised price has been reduced to $0.10 for half the warrants due to each Noteholder and $0.75 for the remaining half; (ii) if the Noteholders have not been repaid 50% or more of their principal by March 31, 2009, then the warrants prices at $0.75 will be reduced to $0.20; and (iii) all warrants will expire four years from the execution date of the loan modification and extension agreements.

On July 28, 2008, the Board of Directors granted a stock option to acquire 105,000 shares of the Company’s stock to J.A.S. Commercial Corp. for $0.12 a share for consulting services which was fully vested on the date of grant.  The 105,000 options will expire on July 28, 2013.

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

GENERAL

The following Management’s Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the June 30, 2008, with their explanatory notes included as part of this Form 10-Q, and our Management’s Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2007 included in our Form 10-KSB.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED June 30, 2007

Revenues

Net Revenues increased by 3% for the three months ended June 30, 2008 over the same period ended June 30, 2007.    Sales were higher for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Cost of Revenue

Our Costs of Revenues (“COR”) decreased 1% or $9,684 for the three months ended June 30, 2008 as compared to the three months ended June 30, 3007.  The decrease is due to better utilization of available manpower.   The Company needs to continue to monitor and improve on the cost of manpower.

Gross Profit

As a result of the increased revenues and the lower cost of revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, the gross profit improved $79,202.

Operating Expenses

Total operating expenses during the second quarter of 2008 were $1,018, 006 compared to $1,016,874 during the second quarter of 2007, an increase of $1,132.  The Company has been monitoring expenses to keep them in line with last year.

 RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED June 30, 2007

Revenues

Net Revenues decreased by 9% for the six months ended June 30, 2008 over the same period ended June 30, 2007
The Company signed a contract with a major insurance carrier in March 2007 that significantly reduced revenue in the first quarter due to under payment by the carrier.  The contract was cancelled effective on May 15, 2008.  The Company had higher net revenues in the second quarter and the net of the two quarters was a 9% decrease.

Cost of Revenue

Our Costs of Revenues (“COR”) increased 3% or $112,026 for the six months ended June 30, 2008 as compared to the six months ended June 30, 3007.  The increase, mainly in the first quarter, was due to the increase costs of manpower,    The Company needs to continue to closely monitor and improve on the cost of manpower.

Gross Profit

Gross Profit decreased 3% or $583,328 for the six months ended June 30, 2008 over the same period ended June 30, 2007.  The reduction is reflective of the reduced sales and the increased cost of manpower for the six months ended June 30, 2008 over the same six months as last year that ended on June 30, 2007

Operating Expenses

Total operating expenses for the six months ended June 30, 2008 were $2,078,610 compared to $2,163,949 during the six months ended June 30, 2007 which is a decrease of 4% or $85,339.  The Company will continue to monitor operating expenses to keep them in line with last year.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months and six months ended June 30, 2008 and 2007 expressed as a percentage of Net Revenue.

	For the three months		For the six months
	ended		ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues, net	100%	100%	100%	100%

Cost of Revenues	69%	71%	76%	67%

Gross Profit	31%	29%	24%	33%

Operating Expenses	40%	41%	45%	42%

Net Loss from Operations	-9%	-12%	-21%	-9%

Other (Expense) Income	-22%	-4%	-28%	-2%

Loss from Operations	-31%	-16%	-49%	-11%

Provision for Income Taxes	-1%	4%	-2%	2%

Net Loss	-30%	-12%	-47%	-9%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $655,910 in cash and cash equivalents on hand compared to $1,145,359 on hand at December 31, 2007.  Our working capital (defined as current assets less current liabilities) for the six months ended at June 30, 2008 was a deficit of ($568,235) compared to $584,849 at December 31, 2007.

Our operating activities used cash of $$635,509 for the six months ended June 30, 2008 compared to cash used in operations of $1,395,530 for the same period in 2007.  These deficits may continue for the near term.

As reflected in the accompanying financial statements, we incurred a net operating loss in the first and second quarter of 2008 and for the year 2007, used substantial amounts of cash in our operating activities and had an accumulated deficit in retained earnings at June 30, 2008. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital..  The Company does not have enough cash to satisfy the minimum cash requirements for the next twelve months.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company was under contract with three of the five major insurance companies during the latter part of 2007 continuing into 2008.  One contract was cancelled in the latter part of 2007.  Another contract expired in 2008 and the third contract was terminated effective May 15, 2008.  The Company no longer has any contracts with any of the major insurance companies.

Once a contract is terminated or expires, the effect on cash payments is delayed for a period of time.  The Company is receiving a higher cash flow in July and the first two weeks of August.  The increased cash flow is due to higher sales and the cancelation of the three contracts.

Another factor that influenced cash flow during the quarter was the practice of charge backs used by one of the insurance companies.  The chargeback for the first quarter was approximately $162,000 and the chargeback for the second quarter was approximately $113,000.  The Company’s attorney has been in contact with the insurance company regarding these chargebacks and we are waiting on a response.

The Company had promissory notes due of $2,715,000 in or near end of the second quarter.  These notes have been since been renegotiated and extended.  In addition, the Company has signed a new unsecured promissory note for $150,000 on June 12, 2008 with a related party.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of June 30, 2008.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: August 18, 2008	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer and Principal Executive Officer

Date: August 18, 2008	By:	/s/ JAMES A. LONGAKER
James A. Longaker
Chief Financial Officer and Principal Accounting Officer