Form 10-Q
period 2008-09-30
AMERICAN SURGICAL HOLDINGS INC
filed 2008-11-19
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 000-50354

AMERICAN SURGICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0403551
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10039 Bissonnet, Suite #250 Houston, Texas	77036-7852
(Address of principal executive offices)	(Zip Code)

(713) 779-9800
(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuers classes of common equity, as of November 19, 2008: 8,425,484 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10Q
 SEPTEMBER 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Managements Discussion and Analysis of Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

PAGES	F-5 - F-8	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	SEPTEMBER 30, 2008 (UNAUDITED)	DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$445,397	$1,145,359
Accounts receivable, net	3,066,942	2,171,908
Advances to employees	13,174	9,169
Prepaid expenses and other current assets	11,773	24,662
TOTAL CURRENT ASSETS	3,537,286	3,351,098

DEFERRED INCOME TAX RECEIVABLE		575,408
PROPERTY AND EQUIPMENT, NET	64,123	90,298
RESTRICTED CASH	154,120
DEFERRED FINANCING COSTS, NET		322,521
TOTAL ASSETS	$3,755,529	$4,339,325

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,450	$436,106
Deferred income tax		95,471
Accrued salaries	564,553	287,146
Note payable, related party	150,000
Notes payable, net of unamortized discount of $196,039 and $767,474	2,518,961	1,947,526
TOTAL CURRENT LIABILITIES	3,646,964	2,766,249

STOCKHOLDERS EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,425,484 and 8,425,484 shares issued and outstanding	8,425	8,425
Additional paid-in capital	3,277,002	2,942,381
Deferred compensation	(106,250)	(143,750)
Accumulated deficit	(3,070,612)	(1,233,980)
TOTAL STOCKHOLDERS EQUITY	108,565	1,573,076

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$3,755,529	$4,339,325

See accompanying notes to condensed consolidated financial statements (unaudited)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues, net	$3,072,479	$3,635,123	$7,678,077	$8,712,023

Cost of revenues	1,810,510	1,761,419	5,302,845	5,141,728

GROSS PROFIT	1,261,969	1,873,704	2,375,232	3,570,295

OPERATING EXPENSES
General and Administration	316,163	605,506	1,194,695	1,758,780
Salaries	422,156	466,556	1,576,658	1,443,191
Rent	27,291	22,711	72,867	56,751
TOTAL OPERATING EXPENSES	765,610	1,094,773	2,844,220	3,258,722

NET INCOME (LOSS) FROM OPERATIONS	496,359	778,931	(468,988)	311,573

Other income (expense)
Interest expense	(160,331)	(690,535)	(1,451,766)	(792,952)
Interest income	709	21,737	5,080	30,849
TOTAL OTHER INCOME (EXPENSE)	(159,622)	(668,798)	(1,446,686)	(762,103)
INCOME (LOSS) FROM OPERATIONS	336,737	110,133	(1,915,674)	(450,530)
(Provision for) benefit from income taxes	0	(189,860)	79,042	(70,874)

NET INCOME (LOSS)	$336,737	$(79,727)	$(1,836,632)	$(521,404)

Net income (loss) per share basic and diluted	$0.04	$(0.01)	$(0.22)	$(0.06)

Weighted average number of shares Outstanding during the period -basic and diluted	8,425,484	8,425,484	8,425,484	8,412,938

See accompanying notes to condensed consolidated financial statements (unaudited)

AMERICAN SURGICAL HOLDINGS, INC.
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity
Balances, December 31, 2007	—	$—	8,425,484	$8,425	$2,942,381	$(143,750)	$(1,233,980)	$1,573,076

Deferred Compensation						$37,500		$37,500
Options Issued - Officers					$58,655			$58,655
Options Issued - Services					$20,214			$20,214
Options Issued - BOD					$10,602			$10,602
Warrants					$245,150			$245,150
Net Loss							$(1,836,632)	$(1,836,632)

Balances, September 30, 2008	—	$—	8,425,484	$8,425	$3,277,002	$(106,250)	$(3,070,612)	$108,565

See accompanying notes to condensed consolidated financial statements (unaudited)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,836,632)		$(521,404)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	30,116		27,705
Amortization of deferred financing	322,521		208,317
Amortization of discount of notes payable	571,435		468,990
Deferred compensation	37,500		37,500
Common stock issued for services	0		164,995
Common stock issued for director fees	0		55,000
Value of options issued for services	20,214		31,256
Value of options issued to officers	58,655		79,240
Value of options issued for director fees	10,602		31,287
Value of warrants issued to note holders	245,150
Changes in operating assets and liabilities:
(Increase)Decrease in accounts receivable, net	(895,034)		(2,043,350)
(increase) Decrease in advances to employees	(4,005)		(14,467)
(Increase) Decrease in advances to prepaid expenses	12,889		(82,448)
(Increase) Decrease in FIT receivable	575,408
Increase (Decrease) in accounts payable	254,751		398,457
(Increase (Decrease) in accrued taxes	(95,471)		(504,534)
Net cash used in operating activities	(691,901)		(1,663,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(154,120)
Purchase of property and equipment	(3,941)		(25,846)
Net cash used in investing activities	(158,061)		(25,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable from related party	150,000
Proceeds from increase in notes payable			2,328,006
Net Cash provided by financing activities	150,000		2,328,006
NET INCREASE (DECREASE) IN CASH	(699,962)		638,704
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,145,359		1,387,016
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$445,397		$2,025,720

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$16,427		$575,444
Cash paid for interest expense	$423,716	$

See accompanying notes to condensed consolidated financial statements (unaudited)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
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

These financial statements should be read in conjunction with the Companys audited financial statements and the accompanying notes included in the Companys Form 10-KSB for the year ended December 31, 2007, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At September 30, 2008, the Company had approximately $382,766 in excess of FDIC insurance limits.

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

Income taxes

The Company records deferred taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

A discount with respect to the Note (Notes) issued during 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the offering.

The Notes matured in June, 2008 and the discount was amortized over the life of the note. The Company negotiated a modification and extension of the $2,715,000 Promissory Notes which were due and payable in June 2008. One of the modifications pertained to the $2.00 per share warrants that were issued in 2007. The Company exchanged the old warrants for the new warrants as a part of the extension of the debt and the difference between the fair values is a discount and is amortized as interest expense over the life of the new warrants. The notes payable to Noteholders were extended in July 2008.

The Company has agreed with Dawson James Securities, Inc., as the Noteholders Agent to the following revisions to the terms of the Notes and warrants:

●
The Notes to be secured by the Companys accounts receivable and an assignment of any proceeds received by the Company from any actions for past claims from legal action against or settlement with insurance carriers. The proceeds from the legal actions would be given to the noteholders.

●
The noteholders have a first priority lien. The lien and security interest of the receivables would be released to make available as collateral for financing facility, if, $1.0 million is paid to reduce the principal balance outstanding.

●
The maturity date of the notes was extended to March 31, 2009. If 50% or more of the Notes have been repaid pro rata to the Noteholders, by March 31, 2009, and there are no other outstanding defaults on the provisions of the Note, then maturity date shall be automatically extended to December 31, 2009 on any remaining balance and accrued interest.

●	The Company will make two monthly payments into an escrow account (Restricted Cash) jointly controlled by the Company and Dawson James Securities Inc.

●
One monthly installment of $50,000 beginning in August, 2008 (increasing to $65,000 beginning in January 2009) will be for the benefit of Noteholders and distributed prorata to the Noteholders. The timing of the distribution will be determined by Dawson James Securities Inc.

●
An additional monthly installment of $52,000 beginning in the third quarter of 2008, a holdback of the principals compensation, is being escrowed as additional collateral for the repayment of the Note.

●
If 50% of the Notes are not repaid by March 31, 2009, then the escrow shall be distributed to the Noteholders. If the Notes are extended to December 31, 2009, the monthly holdback escrow will continue and the escrowed amounts held until maturity and used to pay off the principal balance of the note then outstanding.

●
Within five (5) business days of approving any individual expenses in excess of $25,000 and/or any expenditure not in the ordinary course of business, the Company shall deliver to the Note Holders Agent a copy of the relevant board or audit committee minutes or written consent setting forth the resolutions approving such expense(s).

●
The Company will not, in any form or any manner, increase or add to the compensation and/or benefits received the four principals unless unanimously consented to by the independent members of the board of directors.

As of September 30, 2008, the Company has made a total of $154,000 to the escrow which is broken down into two parts: (1) interest $50,000 and 2 holdbacks of $104,000.

The $2.00 per share warrants issued in 2007 to the Noteholders upon the issuance of the original notes has been modified as follows:

●	The exercise price has been re-priced to $0.10 for half the warrants and to $0.75 for the remaining half of the warrants.

●
If the Noteholders have not been repaid 50% or more of their principal by March 31, 2009, then the warrants price at $0.75 will be re-priced to $.20 per share. The Company has treated the repricing of these warrants as a contingency.

●	All warrants will expire four years from the execution date of the loan modification and any extension agreements thereof.

The Noteholders received new warrants in exchange for old warrants for the extension of the debt.  The value of the new warrants issued with the debt is recorded as a discount and amortized to interest expense.  APB 14 states from the point of view of the issuer, the sales of a debt security with warrants results in a lower cash interest cost than otherwise be possible or permits financing not otherwise practicable.

The incremental value of 50% of the warrants using the $0.10 exercise price is expensed over the period from the modification date (July 23, 2008) to December 31, 2009.  The incremental value of the remaining 50% of the warrants using the $0.75 exercise price is expensed over the modification date (July 23, 2008) to March 31, 2009  The interpretation is from paragraph 51 of SFAS 123R.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)
The Company was in default on the note payable escrow agreement dated July 23, 2008 as of September 30, 2008.  The Company as of November 18, 2008 has cured any default and received a waiver by the noteholders agent.

Note Payable Related Party:

The Company has an unsecured note of $150,000 from a Principal who owns approximately 10% of the outstanding stock with an interest rate of 15%.

Restricted Cash

Funds in the escrow account are labeled as “Restricted Cash” as the Company does not have access to the escrowed amounts under the terms of the Escrow Agreement.

Deferred Financing Cost:

In connection with the offering during 2007, the Company incurred Deferred Offering Cost including: commissions paid to the placement agent, legal fees, blue sky fees, and the fair value of the warrants issued to the placement agent.  The deferred financing cost was fully amortized by the end of the second quarter 2008.

Stock-based compensation

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) Accounting for Stock Based Compensation. Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123(R), requiring prominent disclosure in annual and interim financial statements regarding a companys method for accounting for stock-based employee compensation and the effect of the method on reported results.

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	3 to 5 years
Interest Rate	4.25%
Dividend Yield	$0
Volatility	28%
Forfeiture Rate	0

Expected life represents the period of time that options are expected to be outstanding and is based on the Companys historical experience or the simplified method, as permitted by SEC Staff Accounting Bulletin No. 107 where appropriate. The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

Expected dividend yield was considered to be $0 in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. Expected volatility is based on the Companys historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized a fair market value of $89,471 for stock options earned for the nine months ended September 30, 2008.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Companys outstanding stock options and warrants was 4,541,000 on September 30, 2008 and on September 30, 2007 was excluded from the computation of diluted earnings per share since their effect remains anti-dilutive

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current periods presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of September 30, 2008.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statementsan amendment of ARB No. 51. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parents equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entitys financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SECs approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Companys financial position.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Companys financial position.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net operating loss in the first and second quarter of 2008 and 2007, used substantial amounts of cash in operating activities and had an accumulated deficit in retained earnings at September 30, 2008.  This raises substantial doubt about our ability to continue as a going concern.

The Companys management believes that the improved cash flow, operating profit, the continued monitoring of the surgical assistants compensation, elimination of all remaining contracts with major insurance carriers and the completion of the extension of the Promissory Notes to the Note holders will provide the ability to continue as a going concern.   We are continuing our discussions with an insurance carrier to resolve and minimize the issue of charge backs.

NOTE 3 HIRING OF A RELATED PARTY

The Company hired Jaime Olmos sister on April 22, 2008 at rate of less than $20 per hour to assist in billing.  Jaime Olmo is a principal of the company and owns approximately 33% of the outstanding shares issued.

NOTE 4 SUBSEQUENT EVENT

During October, 2008 the FDIC limit was temporarily increased to $250,000.  Balances at September 30, 2008 were not affected during the third quarter.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on managements exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words may, will, anticipate, believe, estimate, expect, intend and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Report on Form 10-QSB as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

GENERAL

The following Managements Discussion and Analysis and Plan of Operation highlights the principal factors that have affected the Companys financial condition and results of operations as well as the Companys liquidity and capital resources for the period ending September 30, 2008, with their explanatory notes included as part of this Form 10-Q, and our Managements Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2007 included in our Form 10-KSB.

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we acquired all of the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas. As a result of, and in consideration for, the issuance of our common stock, American Surgical Assistants, Inc. became our wholly owned subsidiary.

We had operated as a blank check company until the merger in October 2005 and the purpose for this reorganization with American Surgical Assistants, Inc. was to obtain an operating company which we believed has a successful business plan. Now, through American Surgical Assistants, Inc., we provide professional surgical assistant services to patients, surgeons and healthcare institutions.

In 2006 we incorporated our other subsidiary, ATS Billing Services, Inc. (ATS) to provide HIPAA-compliant billing and collection services for healthcare industry professionals.

In January 2007, the Company completed a 1 for 1.75 common stock consolidation and in April 2007 the Company completed a 1 for 2 common stock consolidation. All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

Net Revenues decreased by 15% or $562,644 for the three months ended September 30, 2008 over the same period ended September 30, 2007.    The Company is experiencing a decrease in paid claims from two insurance companies.  Management is taking steps to rectify this situation by adding additional personnel to billing.

Cost of Revenue

Our Cost of Revenues (“COR”) increased 3% or $49,041 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  The increase is due to additional cost of labor.

Gross Profit

Gross profit decreased 33% or $611,735 for the three months ended September 30, 2008 over the same period ended September 30, 2007.  The decrease in 2008 is due to lower net revenue and higher cost of revenue.  Gross profit for the third quarter 2008 was 41% versus 31% year to date for 2008.  This is 10% higher during the third quarter which reflects the improved utilization of surgical assistants during the third quarter of 2008 as compared to the nine months ending September 30, 2008.

Operating Expenses

Total operating expenses during the third quarter of 2008 were $765,610 compared to $1,094,773 during the third quarter of 2007, a decrease of $329,163.  The Company has made a reduction of $289,343 in general and administrative expenses in 2008 as compared to 2007.  Salaries during the same period decreased due to staff reductions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

Net Revenues decreased by 12% or $1,033,946 for the nine months ended September 30, 2008 over the same period ended September 30, 2007.  During the first five months of 2008, the Company had a contract with one insurance carrier which reduced revenue through May 2008.  The Company cancelled that contract in May 2008.  In addition, the Company also has experienced a lower percentage of claims paid by two other insurance carriers.

Cost of Revenue

Our Cost of Revenue (COR) increased 3% or $161,117 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  The increase was due to the increase in the cost of manpower for additional cases performed in 2008.    The Company continues to closely monitor and improve on the cost of manpower.

Gross Profit

Gross Profit decreased 33% or $1,195,063 for the nine months ended September 30, 2008 over the same period ended September 30, 2007.  The reduction is reflective of the reduced net revenue and the increased cost of manpower for the nine months ended September 30, 2008 over the same nine months as last year that ended on September 30, 2007

Operating Expenses

Total operating expense for the nine months ended September 30, 2008 was $2,844,220 compared to $3,258,722 during the nine months ended September 30, 2007, a decrease of 13% or $414,502.  The Company continues to monitor and reduce operating expenses including staff reductions from 2007.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months and nine months ended September 30, 2008 and 2007 expressed as a percentage of Net Revenue.

	For the three months		For the nine months
	ended		ended
	September 30		September 30
	2008	2007	2008	2007

Revenues, net	100%	100%	100%	100%

Cost of Revenues	59%	48%	69%	59%

Gross Profit	41%	52%	31%	41%

Operating Expenses	25%	30%	37%	37%

Net Loss from Operations	16%	21%	-6%	4%

Other (Expense) Income	-5%	-18%	-19%	-9%

Loss from Operations	11%	3%	-25%	-5%

Provision for Income Taxes	0%	-5%	1%	-1%

Net Income (Loss)	11%	-2%	-24%	-6%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had $445, 397 in cash and cash equivalents on hand compared to $1,145,359 on hand at December 31, 2007.  Our working capital (defined as current assets less current liabilities) for the nine months ended at September 30, 2008 was a deficit of ($109,678) compared to ($584,849) at December 31, 2007.

Our operating activities used cash of $691,901 for the nine months ended September 30, 2008 compared to cash used in operations of $1,663,456 for the same period in 2007.  These deficits may continue for the near term.

The Company at the end of 2007 received a going concern opinion that expressed substantial doubt about its ability to continue as a going concern due to continuing losses and lack of working capital.

The Company was under contract with three of the five major insurance companies during 2007 and continuing into 2008. During 2008 all of the contracts were cancelled with the last one terminated May 15, 2008. The Company has experienced an increase in the cash flow from the accounts receivables and reimbursement rates from the insurance companies. Another factor that influenced cash flow during the quarter was the practice of charge backs by the insurance companies. The charge-back for the third quarter has been substantially less. The Company, even though it is still a going concern, is currently generating enough cash to meet its monthly needs. However, the Company has not generated enough cash or obtained financing to meet its obligation to pay the Noteholders one half of the outstanding notes at March 31, 2009.

Cash received from insurance carriers in the third quarter was approximately $200,000 a month higher than the first two quarters.

The Company has been experiencing a new issue with two of the major carriers paying a lower percentage of invoices submitted.  Management is addressing this issue by adding additional personnel to billing.

The Company had at the end of 2007 Notes that were due in June of 2008 and the Company did not have the ability to pay these Notes upon the original maturity date.  The Company negotiated an extension until March 31, 2009 providing no covenant violations and half of the note is paid on March 31, 2009.   Management continues to address the issues and expects the fourth quarter of 2008 to improve over the third quarter.

Critical Accounting Policies

The Companys significant accounting policies are summarized in Note 1 of the Companys Condensed Consolidated Financial Statements included herein. Policies determined to be significant are those policies that have the greatest impact on the Companys financial statements and require management to use greater degree of judgment and estimates.

Actual results may differ from those estimates. Management believes that given the current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause effect on the Companys consolidated results of operation or financial position and liquidity for the periods presented in this report.

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates include revenue recognition, the allowance for doubtful accounts and share based compensation.  These estimates have the potential to have a significant impact on the Companys financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events what are continuous in nature.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect is indeterminable as of September 30, 2008.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statementsan amendment of ARB No. 51. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parents equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entitys financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commissions approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, of SFAS 162 on our consolidated financial statements.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its consolidated financial statements.

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

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

AMERICAN SURGICAL HOLDINGS, INC.

Date: November 19, 2008	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer and Principal Executive Officer

Date: November 19, 2008	By:	/s/ JAMES A. LONGAKER
James A. Longaker
Chief Financial Officer and Principal Accounting Officer