Form 10-K
period 2008-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2009-04-02
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐           No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2008: $11,279,511

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $949,055 based upon the closing price of $0.25 per share on March 16, 2009, as reported by the OTC-Bulletin Board, was approximately $237,264.

Number of shares of the registrant’s common stock outstanding as of  March 30, 2009 was: 8,475,484

Documents Incorporated by Reference: None.

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

We market our services to hospitals, surgeons and healthcare facilities. Presently, we provide service in Houston and Corpus Christi, Texas, Lawton, Oklahoma and Suffolk, Virginia. We plan to extend our services to other healthcare facilities in Texas and ultimately, we plan to offer our services throughout the country.

Our licensed and/or certified professionals work as full time salaried employees, hourly employees or independent contractors. Currently, we have a total of seventy three (73) surgical assistants, of which sixty two (62) are full or part time employees and eleven (11) are independent contractors. We also have twelve (12) full time administrative and billing employees.

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

At the end of 2008, our surgical assistants were on assignment at more than sixty (64) hospitals and healthcare facilities throughout Texas, Oklahoma and Virginia. Our hospital and healthcare facility clients utilize our services so that they can effectively manage their surgical staffing needs without having to deal with fluctuations due to attrition, new unit openings, seasonal patient census variations, etc. and other short and long-term staffing needs. Our ability to meet the clients’ specific staffing needs, our flexible staffing assignments, and our reliable and superior customer service contribute to the facilities’ desire to enter into service contracts with us to utilize our uniquely qualified and skilled surgical assistant professionals, This dynamic and effective business model has been developed over more than twenty years of continuous research and improvement, monitoring the quality of service and examination of feedback from our clients.

Industry Overview

In 2008, total healthcare expenditure was expected to rise 6.9 percent – two times the rate of inflation.  Total spending was $2,4 trillion in 2007 which represented 17 percent of gross domestic product (GDP).  U. S. health care spending is expected to increase at similar levels for the next decade reaching $4.3 trillion in 2017, or 20 percent of GDP.

We expect healthcare professional services to grow in 2009 based on economic conditions and the anticipated increase in hospital staff job openings and turnover. While this growth is expected to be positive and expand the opportunities available to healthcare professionals, the available supply of professionals is not expected to keep pace with the increase in demand.

As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that the number of patients with chronic illnesses and patients’ hospital populations will continue to increase. We believe that these factors will increase the demand for the need for outsourcing of both temporary and permanent allied healthcare professionals (Dependent and independent providers other than physicians).

In addition, enhanced healthcare technology has increased the demand for highly specialized surgical assistants who are qualified to assist in surgery and who are competent in operating advanced medical equipment and in performing complex medical procedures. We believe most regions of the United States are experiencing pronounced shortages of medical professionals.

Faced with continuing fiscal constraints, increasing demand, and tightening  supply of allied health professionals. Hospitals are increasingly resorting to  outsourcing and temporary staffing to meet the fluctuations in their staffing needs .

Our Business Model

Since our inception, we developed and are continually refining our business model to improve our level of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our surgical assistant professionals and our hospital and healthcare facility clients.

The critical factors contributing to the success of our business model are:

Building a strong management team - The founding management of our company is comprised of a team of highly skilled and experienced surgical assistants with extensive experience. We continue to focus on training and professional development for all levels of management and acquiring additional experienced members of management personnel as needed.

Marketing and Recruitment of additional Surgical Assistants - We attract surgical assistants to our Company through our outstanding customer service and relationship-oriented approach, our competitive compensation and benefits package, and our diverse offering of work assignments that provide the opportunity for the assistant to become involved in multiple surgical disciplines. We believe that our recruiting strategy makes us successful and effective at attracting some of the best available  surgical assistants.

Screening, Background Checks, Licensing and Quality Management - Through our Credentialing, Risk Management, and Human Resources departments, we screen all prospective candidates prior to placement, and continue to evaluate them both annually and randomly to ensure adequate performance and to manage risk, as well as to determine feasibility of future placements. Our internal processes are designed to ensure that our staff has the appropriate experience, credentials and the necessary skill set. Our experience has shown us that well-matched placements result in satisfied surgeons and client facilities, with the best possible results and the safest outcome for the patients.

Assignments- Hospitals and surgeons notify us of their needs on a daily basis. Service requests are entered into our information network by our hospital account managers and scheduling personnel. These assignments are promptly scheduled by our operations managers, who always attempt to select the best suited surgical assistant for the procedure, and confirm placements with the hospital, the surgeon’s office or the facility. Our operations management team is available around the clock and assignments are fulfilled within an average response time of thirty (30) minutes. We pride ourselves in our understanding of the personal and distinctive technique of each surgeon, which leads to the development of a higher standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique. Thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safest possible outcome of the surgery to the patient.

Employee Professional Compensation and Benefits - Our surgical assistants are compensated at competitive rates. In our effort to attract and retain highly qualified surgical assistants and employees, we offer a variety of benefits. These benefits may include:

•	Annual paid vacation time for full time employees
•	Workers Compensation Insurance
•	401K Retirement Plan for qualified employees
•	Reimbursement for Professional Liability Insurance premium and other qualified educational expenses
•	Major Medical and Dental insurance available and sponsored in part by the company
•	Flexible Spending Account for full time employees
•	Digital pagers and other necessary communication equipment
s	Membership in the Houston Federal Credit Union
s
Long Term Disability Insurance
• Personal Accident Indemnity Plan
•  Personal Sickness Indemnity Plan
•  Hospital Protection
•  Hospital Intensive Care Protection
•  Specified Health Event Protection
•  Cancer Indemnity Insurance
• Disability Income Protection

Information Systems

Our primary management information systems are centralized and controlled in our corporate headquarters in Houston, Texas. We have developed and currently operate information systems that include integrated processes for dispatching and scheduling, billing services and hospital and contract management. These systems provide our staff with fast, reliable, and detailed information regarding individual cases, hospitals and clients. We are continually seeking any available improved systems that would be feasible and advantageous for our Company to acquire or adopt.

Regulation

The healthcare services industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct by providers, reimbursement for services, and prohibit payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry, however the laws and regulations governing our client facilities could indirectly impact our business to a certain extent. We do not receive compensation for services to Medicare and Medicaid patients. We receive a stipend from our contracted facilities to offset the cost of covering On-Call services.

State licensing for surgical assistants is relatively recent, only a few states have licensing requirements and legislation in place. Surgical assistants employed by ASA are either licensed by the state of Texas, or certified by one of the national certifying boards. Those who are not yet licensed either have applications for license pending or are currently being processed. We continually observe all measures to ensure compliance with all state licensure requirements and Joint Commission compliance. ASA was the first surgical assistant services company to earn the seal of approval of The Joint Commission.

Competition

The surgical assistant services industry is highly competitive. We compete in regional and local markets with similar, but much smaller firms. We also compete with facilities who developed their own recruitment and staffing departments to attract highly qualified healthcare professionals. We compete for hospital and healthcare facilities driven by the quality of our providers, the timely availability of our professionals, superior skills, the high quality and reasonable cost of our services, our customer service, and our recruitment expertise.

To the best of our knowledge, throughout the state of Texas there are an estimated 600 surgical assistants of which approximately 330 are licensed by the Texas Medical Board. Although a considerable percentage of these surgical assistants are employed by either the surgeons or the hospitals, there remain a significant number of independent contractors, either in solo practices or in small groups. We have identified several surgical assistant services groups currently operating in our region that may be potential acquisition candidates.

We believe that a larger firm enjoys a distinct competitive advantage over smaller competitors in the professional healthcare services industry. As well, established firms may have a larger pool of available candidates, a substantially larger network and a more recognizable brand name, enabling it to attract a consistent flow of new prospects. We developed a comprehensive infrastructure with well thought-out policies and procedures to provide the foundation for national recognition, which eventually contributed to our coveted certification by The Joint Commission. In addition, the greater financial resources of a larger firm allows it to offer a competitive compensation package to its providers.

Surgical Assistants

There are two levels of surgical assistants:

First Assistant:

A first assistant is defined as the individual providing primary assistance to the surgeon during the surgical procedure. This individual must be listed on the Operative Record as such.

Although descriptions may vary from institution to institution, the role of the first assistant requires active participation during the surgical procedure. This involves providing exposure, homeostasis, tying and suturing plus other functions as instructed by the surgeon responsible for the patient and the procedure.  Surgical assistants practice within the scope permitted by their license and as outlined in the job descriptions published by the American Medical Association, the American College of Surgeons and the certifying bodies.

Second Assistant:

A second assistant may be needed in certain procedures where there is a need for the primary surgeon to have either another surgeon assisting in the first assistant capacity or two surgical assistants.

Each Licensed/Certified Surgical Assistant is required to maintain continued medical education, and a certain number of procedures done for recertification purposes. (American Board of Surgical Assistants: Standards for Recertification). The actual number of procedures and hours required may vary according to the specific rules and regulations of different licensing and certifying bodies.

Included in our comprehensive package are: reimbursement for the premium of the professional liability insurance, paid vacation, subsidy for health insurance, available disability and life insurance, reimbursement for continuing education, licensing and recertification fees, etc.

We strongly believe that we are successful in attracting and retaining the highest quality surgical assistants due to our long-standing reputation for providing a high quality service, our numerous job opportunities, our comprehensive benefits package, our innovative programs and the word-of-mouth referrals from our clients and our associates.

A surgical assistant directly and materially assists the surgeon by exposing the proper area of the surgical field and maintaining a clean and dry field. This may be achieved through suctioning any excess fluids, drying the area where the surgeon is working, securing bleeding either through clamping or ligation of blood vessels or by other means. He or she also assists the surgeon in operating complex equipment and devices utilized in the surgery, assists the surgeon in applying any prosthetic devices, total joints, plates, screws, etc., and providing a clear and steady video imaging in endoscopic procedures, manipulating and positioning organs for proper exposure; in addition to closing the surgical site, applying dressings, casts, immobilizers, catheters, etc. under the instruction and supervision of the primary surgeon. The role of the surgical assistant also includes pre and post-operative positioning of the patient and safe transfer to and from the operating room table. Assistants are also required by The Joint Commission to take part in the National Patient Safety Goals during surgery.

The scope of services we provide includes a multitude of surgical disciplines:

•	General and bariatric surgery (weight management surgery, etc.)
•	Obstetrics and Gynecology, including laparoscopic procedures
•	Vascular surgery: peripheral vascular
•	Cardiac surgery: (Coronary Artery Bypass surgery, etc., including both open and laparoscopic vein harvesting), valve replacement, minimally invasive procedures, etc.
•	Orthopedic surgery, including total joint replacements, spinal surgery, including instrumentation, arthroscopic joint surgery, etc.
•	Neurosurgery, both central and peripheral
•	Urology and genital system
•	Plastic, cosmetic and reconstructive surgery

Surgical assistants provide highly specialized services to the patient. The basic qualifications and performance standards for highly trained surgical assistants are:

Extensive knowledge of aseptic techniques and practices

•	Detailed knowledge of surgical procedures and techniques in all surgical specialties and sub-specialties, including gynecology and obstetrics

•	Skilled in the use of all instrumentation required for the performance of different surgical procedures

•	Ability to effectively communicate with other members of the patient care team at the client institution

Surgical assistants must be proficient in the use of the following equipment:

•	LASERs and smoke evacuation equipment, De-fibrillation equipment, Electro Cardiogram and vital signs monitors, and patient warming devices

•	Operating Room tables and related attachments and accessories, Patient positioning devices, Surgical Microscopes, Powered equipment; drills, saws, etc. Dermatomes

•	Endoscopic and Laparoscopic surgery equipment and other related equipment, Arthroscopic surgery equipment and related equipment, medical video equipment, cameras and accessories

•	Electro-surgery units, Tourniquets, Nucleotomes and/or equivalent, Surgilav and simpulse suction/irrigation equipment, or equivalent and Surgical lights

•	Suction and Suction Assisted Lipectomy (SAL) Equipment

•	Equipment and instruments utilized in caesarian section, obstetrics gynecology and related endoscopic procedures, Equipment utilized in different gynecological procedures

•	Saline/blanket patient warmer equipment, all surgical instrumentation and related equipment currently utilized in the operating room

•	Endoscopic Vein Harvesting equipment

Work Environment: Surgical Assistants are required to:

1.	Wear approved scrub attire and or required gear as needed
2.	Incorporate universal precautions and National Patient Safety Goals into daily performance of the job
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
6.
In addition to scheduled cases, accepts assignment to cover emergency call duty on 24 hour basis, including weekdays, weekends and holidays, covering surgical procedures and labor and delivery departments as required covering call schedule

ITEM 1A.      RISK  FACTORS.

Not Applicable

We need additional capital to repay promissory notes due in December 2009. We have a series of promissory notes in the amount of $2,715,000 plus accrued interest which are due for repayment half in March 2009 and half in December 2009.  The amount due in March 2009 of $1,357,500 was paid according to terms.  We expect to raise the necessary amount needed to repay the remaining half due in December 2009 through internal earnings or borrowings  however, if we are unable to do so we may be in default under the terms of the note.

We are dependent on a small number of insurance companies. Approximately eighty three percent (83%) of our revenue is generated from patients that have insurance coverage with five (5) insurance companies. However, our clients are the surgeons, the hospitals and the patients, not the insurance companies. We provide our services to the patient, upon the request of the surgeon, and at the facility of the surgeon’s and patient’s choice”

Insurance companies may alter their claim reimbursement policies in ways that adversely impact us. In general, insurance companies may, without prior notice, adjust their claim reimbursement policies in the future in such a way as to be detrimental to us.  These changes may include changing the criteria for paying claims and the calculation of the percentage of each claim that they will pay.

We are currently involved in disputes with United Healthcare and Aetna and other carriers over non-payment of claims submitted.  We expect to go to arbitration sometime this year with Aetna; We are currently scheduled for trial in Harris County, Texas sometime this year with United.

Our internal disclosure controls may not reduce to a relatively low level the risk that a material error in our financial statements may go undetected. Our certifying officers establish and maintain our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Accordingly, the certifying officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the certifying officers. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls in our periodic reports.  The last few reports of our certifying officers regarding our disclosure controls concluded that our disclosure controls were not adequately effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.   Although we have continued to try to improve our disclosure controls, we are also continuing to discover deficiencies in them. Inferior disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Additionally, weak disclosure controls could lead to inaccurate or untimely periodic reports being filed by us, and ultimately may have negative or undesirable effects.

Although our management remains committed to improving our disclosure controls and has taken steps already to improve them, our relatively small management team and our rapidly changing business environment may affect management’s ability to be successful with this initiative. Continuous monitoring and improvement is required.

Legislative or regulatory reform of the healthcare system may affect our ability to provide our services profitably. There have been legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to provide our services at a reasonable fee. Policies may change and additional government regulations may be enacted, which could adversely affect our services and personnel. We cannot predict the likelihood, nature, or extent of government regulations that may arise from future legislation or administrative action.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We must be able to develop and implement an expansion strategy and manage our growth. Our success depends in part on our ability to grow and take advantage of efficiencies of scale. Our ability to develop and implement an expansion strategy, manage the same and respond to growth was severely hampered in 2007 and 2008 due to cash flow problems. To accomplish our growth strategy, we will be required to raise and invest additional capital and resources and expand our geographic markets. We cannot be assured that we will be successful in raising the required capital.

Our future growth depends on our ability to develop and retain customers. Our future growth depends to a large extent on our ability to effectively anticipate and adapt to customer requirements and offer services that meet customer demands.

We are dependent on our key management personnel, and the loss of any of these individuals could harm our business. We are dependent on the efforts of our key management and medical staff. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We have employment agreements with most of our key management personnel, but some of these people are employed “at-will” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key management personnel.

We will need to continue to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the future. We are in the process of seeking additional senior executives, as well as technical and managerial staff members. There is a high demand for highly trained executive, technical and managerial personnel in our industry

If we are unable to effectively promote our service and establish a leading position in the marketplace, our business may suffer. Our name is relatively new. We believe that the importance of recognition will increase over time. We may increase our marketing and advertising budgets to create and maintain current and future client loyalty.

We may conduct future offerings of our common stock and preferred stock and pay debt obligations with our common and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price.We reserve the right to make future offers and sales, either public or private, of our securities, including shares of our preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are affected or we use our common or preferred stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such future sales.

Our Board of Directors may issue additional shares without stockholder approval. Our Articles of Incorporation, as amended, authorizes us to issue up to 10,000,000 shares of preferred stock, at par value $0.001 and up to a total of 100,000,000 shares of common stock at  par value of $0.001. The Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock. The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of preferred stock or common stock. The issuance of additional shares of preferred stock may also adversely affect an acquisition or change in control of the Company.

We have not declared any dividends on our common stock to date and do not anticipate doing so in the foreseeable future.The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on our outstanding shares of preferred stock must be paid prior to the payment of dividends on our common stock. We do not anticipate making any cash distributions on the common stock in the foreseeable future and investors in our common stock cannot rely on dividend income.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations.Our common stock is currently quoted on the OTC Bulletin Board and there is a limited public trading market for the common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock. In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects, such as, among other things, announcements concerning us or our competitors, government regulations, and litigation or other factors.

We may be subject to litigation. Currently, we are not a party to any legal proceeding nor are we aware of any claim or demand made against us that may reasonably result in a legal proceeding. We may become involved from time to time in various legal matters arising out of our operations in the normal course of business. On a case-by-case basis, we will evaluate the likelihood of possible outcomes of such litigation. Based on this evaluation, we will determine whether the recognition of a liability is appropriate.

Insurance coverage. We maintain various types of insurance including professional liability for us and for individual providers, Director and Officer Insurance, General Business Liability and Disability insurance. In recent years insurance cost has been spiraling upwards, while reducing the level of coverage. Our ability to maintain adequate insurance coverage at a reasonable cost may be impacted by market conditions beyond our control

Our critical accounting policies and significant estimates made may not be appropriate or accurate. We have selected accounting policies that we believe are appropriate for the business conducted and that comply with accounting policies generally accepted in the United States. Such accounting policies and their application may change from time to time, as new standards and interpretations emerge or the applications of existing standards change. Additionally, financial statements involve the use of estimates and the application of professional judgment, which may be challenged by auditors, regulators and investors from time to time. Qualified people exercising due care, may make judgments at any point in time utilizing the best available information, including the use of subject matter experts, and may reach conclusions that are not appropriate. You are encouraged to read and obtain a full understanding of the financial statements and related notes contained in our securities filings and the related reports of the independent auditor. The critical accounting policies we selected and identified may require thorough study and assessment by you in order for you to reach a conclusion about the appropriateness and reasonableness of the policy or estimate, given the facts and circumstances. You should reach your own conclusion on the appropriateness, fairness and application of the accounting policies we have applied and estimates we have made in consultation with your financial and other advisors before making any decision to invest in us.

As a public company, our business is subject to numerous reporting requirements that are currently and continuously evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business. The Sarbanes-Oxley Act of 2002 (the “Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In addition, the requirements have taken  a significant amount of management’s and the Board of Directors’ time and resources. These developments may make it more difficult for us to attract and retain qualified members for our board of directors, particularly independent directors, or qualified executive officers.

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

Future annual minimum lease payments are as follows:

2009	$101,800

2010	105,012

2011	106,152

TOTAL	$312,964

ITEM 3:         LEGAL PROCEEDINGS

Presently, the Company is not a party to any legal proceeding nor is it aware of any claim or demand made on the Company that may reasonably result in a legal proceeding.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5:         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “ASRG.OB.” Our common stock was approved to quote on the OTC Bulletin Board on December 14, 2006 under the symbol ASAO. On January 31, 2007 the Company’s symbol was changed to ASUH based upon the name change of the Company to American Surgical Holdings, Inc. Trading commenced in our common stock on the OTC Bulletin Board on March 1, 2007. All OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Closing stock price on March 30, 2009 was $.30.

The table below sets forth our high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2007
First Quarter	$1.45	$1.05
Second Quarter	$2.05	$1.00
Third Quarter	$2.10	$1.00
Fourth Quarter	$1.25	$0.90

2008
First Quarter	$1.50	$0.40
Second Quarter	$0.50	$0.07
Third Quarter	$0.35	$0.08
Fourth Quarter	$0.30	$0.02

2009
First Quarter	$0.30	$0.05

Shareholders

As of March 30 2009, there are approximately 93 shareholders of our common stock. Such shareholders of record hold a total of 8,475,484 shares of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of March 30, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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

ITEM 6:         SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7:         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

ASA is a Texas corporation, it provides professional surgical assistant services to surgeons and healthcare institutions throughout Houston and Corpus Christi, Texas, Oklahoma, and Virginia The utilization of our services assists in reducing the cost of care for patients, insurance companies, hospitals, and surgeons, without compromising the quality of service to the patient. Our strategy is to become a nationwide leader in the professional surgical assistant industry.

ASA is certified by The Joint Commission.

Our staff and associates are currently credentialed and providing services to surgeons and patients at numerous hospitals and surgery centers. The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients). A small percentage of our revenue is generated from payments by the patients for deductibles and co-pays not covered by the insurers and payments from patients who are self-insured. We generate additional revenue in the form of fees earned under contracts for “On-Call Coverage” from hospitals and other healthcare facilities. Our agreements with these healthcare facilities usually include an exclusivity arrangement whereby ASA is the only entity entitled to provide surgical assistants within the client facility except under very limited and clearly defined circumstances.

Our cost of revenue includes those costs and expenditures that are incurred directly by or associated with the surgical assistants’ performance of their duties. The following items are included in the cost of revenue:

Insurance - Worker’s Comp, Malpractice, Medical, Dental
Licenses & Permits
Professional Contract Services
Professional Development
Salaries & Wages
Payroll Taxes
Telephone and communications
Travel Expenses

Revenue Recognition

We generate revenue largely from patient claims submitted to and reimbursed to us by insurance carriers.  The total claims we submit to carriers are referred to as “Total Charges.”  The average percentage of the Total Charge actually paid by insurance companies for surgical assistant services is referred to as the “Collection Percentage.”  The Collection Percentage is based on the standard percentage of the billed amount each carrier pays for a certain procedure and varies by carrier, procedure, and any contractual commitments between us and the carrier..  The Total Charges multiplied by the Collection Percentage results in our actual service fees received.

During fiscal 2008, our “Collection Percentage” was 17.3 % of gross billing.  During fiscal 2007 and fiscal 2006 our Collection Percentage was 15% and 17.5% respectively.

In March 2007, we signed a contract with Aetna which has proven to be unprofitable.  Aetna is the insurance company for approximately 22% of our business.  As a result of signing this contract, we experienced a significant decline in our Collection Percentage with respect to Aetna claims resulting in a decrease in the average Collection Percentage for fiscal 2007, the first quarter of 2008 and one and a half months in the second quarter of 2008.  The 17.3% collection rate mentioned earlier is an average for the year.  The first half of the year was 16% and the second half of the 2008 was 18%.   The cancellation of the Aetna, Blue Cross, and Humana contracts played a significant part in the increased percentage for 2008.

In addition, during fiscal 2007, United Healthcare charged back $200,000 from current invoices, and charged back an additional $160,000 in the first quarter of 2008.  The charge back continued in 2008 but at a smaller rate.  United’s position is that it overpaid us on claims paid in 2006, 2007 and 2008 and is therefore entitled to these refunds. Our legal counsel is challenging these allegations.

There is currently a dispute between us and both carriers over what we consider under payment by a carrier far below its contractual commitment.

Immediate Liquidity Needs

We experienced losses and negative cash flow from operations in 2007.   The following steps were implemented:  (i) the contract with Aetna was terminated effective May 15, 2008, (ii) we are disputing the United’s chargeback, which has also reduced our collection percentage; (iii) we are re-assigning staff to assure full utilization; (iv) we terminated all our outside consulting agreements and we will continue to limit the hiring of outside consulting to what is needed and required for a public company.  Change takes time, the Company at the end of the second quarter of the year had a net loss from operations of $965,437 and ended up with a net income from operations by the end of 2008 of $482,055.  Thus in the second half of 2008 the Company generated an income from operations of $ 1,447,492.

The income from operations for the year ended December 31, 2008 was $482,055 in comparison to a net loss from operations in 2007 of $(2,670,556).  This is an improvement of $3,152,611.  The Company’s liquidity position and the trend has improved substantially in 2008 versus 2007.

In July 2008, the original promissory notes were renegotiated.   The maturity date was extended to March 31, 2009.  If 50% or more of the Notes have been repaid pro rata to the Note holders by March 31, 2009, and there are no other outstanding defaults on the provisions of the Note, the maturity date for the remainder of the Notes would automatically extend to December 31, 2009.  For the remaining balance one of the major considerations given to the note holders was the re-pricing of the warrants.  The original $2.00 warrants were re-priced with one half re-priced at $0.10 cents per warrant and one half re-priced at $0.75 cents per warrant (the half re-priced at $0.75 cents per warrant would have been re-priced to $0.20 cents per warrant if the company did not repay $1,350,000 of the  notes by March 31, 2009). The fair value of the warrants was reset to $245,150. As of December 31, 2008, $113,657 was charged to interest expense and $131,493 remains to be amortized.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2007

Revenue:

Revenues increased  to $11,279,511  for the twelve months ended December 31, 2008 from $8,964,057  for the twelve months ended December 31, 2007 an increase of $2,315,454 over the revenue  for 2007   This amounts to a 26% increase in revenue.  The increase is due to a number of factors which are difficult to quantify, however, they can be listed in management’s opinion in order of importance:

•	The cancellation of the Aetna, Blue Cross, and Humana contracts.
•	15% increase in billable procedures in 2008 versus 2007
•	Additional surgical procedures per surgical assistant. The Company’s surgical assistant’s staff did not materially change in 2008 from 2007. Thus greater utilization of the available workforce.
•	Improved billing procedures including conversion to electronic billing whenever possible
•	We received a settlement from a dispute we had with an insurance company in the amount of $98,000 net to the company after attorney’s fees.

The bulk of the increase occurred after May 15, 2008 when the Aetna contract was cancelled. The trend is positive and management expects this to continue in 2009.

Cost of Revenue:

Cost of revenue increased to $ 6,977,986 for the twelve months ended December 31, 2008 from $ 6,660,552  for the twelve months ended December 31, 2007, an increase of $ 317,434 .   The increase is relatively small, 5% in comparison to the 26% increase in revenue.  The action items management put into place the latter part of 2007 and during 2008 have allowed the company to make more money per procedure, and to increase the number of procedures with little to no increase in surgical assistant staff which results in a lower cost of revenue in comparison to the increase in revenue

In 2008, we added new hospitals in Houston, however, we continued to monitor the staffing needs  We have by reassigning some of the full time salaried assistants to contract or PRN status.  This allows us to more effectively manage our cost of labor while efficiently utilizing the salaried assistants and using the part time or PRN (Pro Re Nata) assistants to fill in only as needed.  Management continually monitors staffing and compensation needs in order to maximize the utilization and efficiency of the surgical assistants.

Gross Profit:

Gross profit increased to $ 4,301,525 for the twelve months ended December 31, 2008 from $ 2,303,505 for the twelve months ended December 31, 2007, an increase of $1,998,020. The gross profit improved dramatically in the second half of the year after the Aetna contract was cancelled.  The gross profit for the first half of 2008 was $1,174,913 and the second half was $3,126,612for a total of $4,301,525 for the fiscal year 2008.  The trend is positive and management expects this to continue in 2009.

Operating Expenses:

Management has cut expenses and kept the same number of surgical assistants as last year. In addition, the four principals and the Board of Directors took a 20% reduction in compensation and expenses beginning in May of 2008. The end of July 2008, the four principals took an additional 10% reduction in salaries. This along with other measures such as reducing the number of consultants has reduced operating expenses. Operating expenses for the twelve months ended December 31, decreased to $ 3,819,470 from $ 4,974,061 for the twelve months ended December 31, 2007 representing a decrease of $ 1,154,591 . The two main categories of operating expenses are 1) general and administrative and 2) salaries. General and administrative for the twelve months ended December 31, 2008 decreased to $ 1,710,354 from $ 2,393,716 for the twelve months ended December 31, 2007 representing a decrease of $ 683,362 or 29%. Salaries followed the same trend. Salaries for the twelve months ended December 31. 2008 decreased to $ 2,011,126 from $ 2,500,164 for the twelve months ended December 31, 2007 representing a decrease of $ 489,038 or 20%.

Interest Expense:

Interest expense for the year ended December 31, 2008 was $ 1,623,749 compared to $ 1,474,048 in the year ended December 31, 2007. Included in interest expense for the year ended December 31, 2008 is $  420,097 of interest accrued at 15% on the face amount of both the convertible notes payable of $2,715,000 and the note payable- related party dated June 2008 in the amount of $150,000.   $ 881,131 related to the accretion of the discount on the Notes, and $ 322,521 of amortization of the deferred financing costs.  For the year ended December 31, 2007 interest expense was comprised of $219,721 of interest accrued at 15% on the face amount of the convertible notes payable of $2,715,000, $863,632 related to the accretion of the discount on the Notes, and $390,695 of amortization of the deferred financing costs.  Interest expense as a result increased    $ 149,701 in 2008 over the fiscal year 2007.  Eighty percent (80%) of the interest expense occurred in the first six months of 2008.

Income Tax Expense:

We recorded an income tax benefit in 2008 in the amount of $ 47,808 compared to an income tax benefit of $ 1,022,848 for the twelve months ended December 31, 2007. Additional benefits will be utilized in future years to offset income required to be recognized by us under IRC section 481, relating to a mandated change of method from the cash to accrual basis for tax return filing purposes. The Company has a $508,590 loss carry forward at the end of December 2008. The Section 481 (a) adjustment is over a three year period with 2009 being the last year. This adjustment is $600,424 and this is applied to the loss carry forward which will result in taxable income effective January 1, 2009 of $91,864 or $31,244 of taxes payable. This payable is shown as deferred income tax on the balance sheet as of December 31, 2008.

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

Operating Expenses:

Operating expenses for the twelve months ended December 31, 2007 increased to $4,974,061 from $3,080,625 for the twelve months ended December 31, 2006, representing an increase of $1,893,436. The increase was due in part to additional management and administrative costs (approximately $840,000), the hiring of outside consultants to assist us in our transition to being a public company (approximately $800,000) and the retention of the initial outside Board of Directors (approximately $250,000).  Now that we have been a public company for more than one and a half years we are no longer relying on consultants for transition purposes and in the future consultants will be used sparingly.

Interest Expense:

Interest expense for the year ended December 31, 2007 was $1,474,048, compared to $150 in the year ended December 31, 2006. Included in interest expense for the year ended December 31, 2007 is $219,721 of interest accrued at 15% on the face amount of the convertible notes payable of $2,715,000, $863,632 related to the accretion of the discount on the Notes, and $390,695 of amortization of the deferred financing costs.

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

Contractual Obligations

The following table summarizes the payments due under contractual obligations as of December 31, 2008:

						TOTAL
	2009	2010	2011	2012	2013	THEREAFTER
Executive Officers (1)	$1,490,194	$1,370,800	$1,128,800	$1,128,800	$1,128,800	$2,727,933

Senior Consultants (2)	826,708	498,667	-	-	-	-

Consultants (3)	12,000	-	-	-	-	-

Operating Leases (4)	101,800	105,012	106,152	-	-	-

TOTAL	$2,430,702	$1,974,479	$1,234,952	$1,128,800	$1,128,800	$2,727,933

Note 1 - Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive directors of the Company, are each entitled to receive annual cash compensation of $564,400 plus health, disability and life insurance coverage pursuant to Ten year employment agreements as CEO of American Surgical Holdings and Vice president of ASA respectively, entered into on May 1,  2006 ending 2016. James A. Longaker, CFO, was hired in November 2007 at an annual salary of $120,000 ending November 2009.

The Company renewed, amended and revised Ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renew at maturity unless cancelled by either party with sixty days written notice. The corporations were each paid a monthly expense fee of $11,000 during 2007. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discounted price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2007, and 2006. These agreements also include an annual bonus to each valued at 2% of the increase, year over year, of the gross revenue of the company to be paid during the first quarter of the current fiscal year for the increase in gross revenue  in the prior year. Mr. Elgamal and Mr. Olmo have waived the right to this bonus for the years ending December 31, 2007 and 2006. The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed.

Note 2 - In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants to the Company, entered into employment agreements and consulting agreements between the Company and corporations owned by them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive an annual combined cash compensation of $344,000 for the employment agreement and the consulting agreements plus health and disability insurance coverage.  In addition, their corporations are paid a monthly consulting fee of $6,000 each. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007 and 2006.  The consulting agreements include an early termination provision that proscribe a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

Note 3 -  The Company had one consultant whose contract expires on April 30, 2009.  The agreed amount is $3,000 a month. This  contract will not be renewed

Note 4 - See the discussion regarding the Company’s leased office space at Item 2 above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We had cash on hand of $431,731 at December 31, 2008 compared to $1,145,359 at December 31, 2007, a decrease of $713,628. Our working capital (defined as current assets less current liabilities) at December 31, 2008 was $832,247 compared to $584,849 at December 31, 2007. The cash at December 31, 2008 does not include the restricted cash of $373,653 which will be used to pay down the note at March 31, 2009. In addition, the Company’s cash position has improved each quarter. Below per the internal records rounded to the nearest $50,000 are our average monthly collections per quarter in 2008.

1st Quarter	$650,000
2nd Quarter	$700,000
3rd Quarter	$900,000
4th Quarter	$1,050,000

Our collections are increasing each quarter and the Company made a net income from operations in the third and fourth quarters.  Management is pleased with the improvement in cash collections and expects this upward trend to continue.

Accounts receivable increased $ 1,271,563 from the year before, Our collections have improve in 2008 as compared to 2007.  The increase is due mainly to increase sales in the fourth quarter and receiving more money per procedure.  The cancellation of the Aetna, Humana and Blue Cross contracts have improved collections.

Our accounts payable decreased by $219,034 at December 31, 2008, over the balance from the year before.  Our cash flow has improved in the fourth quarter and we are paying our bills upon receipt.

Operating Activities

Operating activities used $483,930 of cash during 2008 compared to cash used in operations of $ 2,543,817 for the twelve months ended December 31, 2007.

The net loss for the year of $1,087,976 includes noncash items in the amount of $ 1,351,403.  These non cash items included the fair value assigned to the stock, options and warrants that were issued during the year as well as the amortization of the deferred financing and discount to the notes incurred in the sale of the Units discussed below under Financing Activities.

Additionally, accounts receivable net of provision for uncollectible accounts increased by $1,057,334.

Investing Activities

The Company purchased office furniture and equipment costing $6,045 in 2008 compared to $25,846 in 2007.

Restricted cash increased $373,653 under the renegotiated terms of the convertible notes payable.

Financing Activities

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

The offering had a minimum offering size of 12 Units and a maximum size of 35 Units.  On June 7, 2007 the minimum was achieved with the sale and acceptance of 12.30 Units.  The net proceeds of $1,070,100 were forwarded to the Company at that time and the balance of the proceeds, $159,900, was paid to Dawson.  The Company executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock to the note holders.  The value of these warrants was determined by management to be $734,583. The value of the warrants was recorded as a discount on the Notes and is being charged to interest expense and accreted to the balance of the Notes over the life of the Notes.  As at December 31, 2008 and 2007 $416,599 and $317,984 were charged to interest expense and $0 and $416,599 remain unamortized, respectively.

Upon completion of this first round of the offering the Company issued warrants to Dawson to purchase 246,000 shares of common stock. The value of these warrants was determined by management to be $146,917. The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs and is being amortized to interest expense over the life of the Notes. As at December 31, 2008 and 2007 $85,701 and $61,216 were charged to interest expense and $0and $85,701remain to be amortized, respectively.

On July 2, 2007 the second and final round of the offering was completed with the acceptance of an additional 14.85 Units. The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, was paid to Dawson. The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock to the note holders. The value of these warrants was determined by management to be $896,523. The value of the warrants was recorded as a discount on the Notes and is being charged to interest expense and accreted to the balance of the Notes over the life of the Notes. As at December 31, 2008 and 2007 $447,033 and $ 449,490 were charged to interest expense and $0 and $447,033 remain unamortized, respectively.

Upon completion of the second round of the offering the Company issued warrants to Dawson to purchase 297,000 shares of common stock. The value of these warrants was determined by management to be $179,305. The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs and is being amortized to interest expense over the life of the Notes.  As at December 31, 2008 and 2007 $97,800 and $81,505 were charged to interest expense and $0 and $97,800 remain to be amortized, respectively.

In July 2008, the original notes were renegotiated with half due in March of 2009 and the other half would be automatically extended to December 2009 upon payment of the March 31, 2009 principal balance. One half was paid in March 2009 with the other half due December 2009. The warrants were re-priced with one half re-priced at 10 cents per warrant and one half re-priced at 75 cents per warrant (the half re-priced at 75 cents per warrant would have been re-priced to 20 cents per warrant if the company did not pay half the notes by March 31, 2009). The fair value of the options was reset to $245,150. As of December 31, 2008, $113,657 was charged to interest expense and $131,493 remains to be amortized.  The Notes were secured by the Company's accounts receivable and an assignment of any proceeds received by the Company from any actions for past claims from legal action against or settlement with insurance carriers. The proceeds from the legal actions would be given to the note holders.

The interest rate was 15% on the original notes and is the same on the re-negotiated notes.  The maturity date of the original notes was June 30, 2008 and the re-negotiated notes were one half due March 31, 2009 with an automatic extension of the remaining amount to December 31, 2009 if certain conditions were met.

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

The note payable due to a related party of $150,000 was signed on June 12, 2008 and extended on September 12, 2008 to a new maturity date of June 15, 2009.  The note incurs interest at a rate of 15% annually.  During 2008 $12,452 was charged to interest expense and $12,452 of accrued interest is included in accrued expenses. All accrued interest on this note as of December 31, 2008 was paid in January 2009 and the principal and accrued interest from January 1, 2009 was paid in full during March of 2009.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In June 2008 the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP  No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We do not anticipate that the adoption of FSP No. EITF 03-6-1 will have an effect on our previously reported losses per share from 2007 to 2008.

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to the company’s own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires reporting of a cumulative effect of a change in accounting principle to retained earnings for all instruments existing at the effective date to the balance of retained earnings. We currently do not anticipate adoption of EITF No. 07-5 will have a significant effect on our consolidated financial statements.

In June 2008 the FASB ratified EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits,” which specifies that maintenance deposits that are contractually and substantively related to maintenance of leased assets, and which are refundable only if the lessee performs specified maintenance activities, shall be accounted for as deposit assets. EITF No. 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with recognition of a cumulative effect of a change in accounting principle to the opening balance of retained earnings for the first year presented.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors. Healthcare “reform” may affect our ability to conduct a profitable business and may require adjustments to our business model that would be based on the final outcome of any regulatory changes.

ITEM 8:         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on pages F-1.

ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

ITEM 9-B:    OTHER INFORMATION

Not Applicable

PART III

ITEM 10:         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors, Executive Officers and Significant Employees

Listed below are the Executive Officers and members of the Board of Directors.  Following the table is a brief description of their business experience for at least the past five years.

Name	Age	Position
Zak W. Elgamal	60	Executive Chairman, Chief Executive Officer and President
Jaime Olmo-Rivas	53	Executive Director, and Vice President of American Surgical Assistants, Inc.
Henry Y. L. Toh	51	Lead Independent Director
Dr. Charles W. Bailey, Jr.	68	Independent Director
Dr. Michael Kleinman	53	Independent Director
James A. Longaker	63	Chief Financial Officer

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

Mr. Elgamal received his M.D. degree (M.B., B.Ch) from the Faculty of Medicine at Ain-Shams University in Cairo, Egypt in 1972. He also received his graduate training in Healthcare Management in Cairo, Egypt in the early eighties. He is a Vanguard member of the American College of Physician Executives, a member of the American College of Healthcare Administrators, an affiliate member of the American College of Surgeons, a member of the Advisory Council of The Joint Commission on Staffing, and a member of the Sub-committee on Allied Health at Memorial Hospital Healthcare System, Southwest.

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

Henry Y. L. Toh, Lead Independent Director

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Reporting Persons, the Company believes that during the fiscal year ending December 31, 2008 all persons subject to the reporting requirements of Section 16(a) filed the required reports.

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

ITEM 11:       EXECUTIVE COMPENSATION

Compensation of Executive Officers and Senior Personnel

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and Senior Consultants and other named executive officers for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2008, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and					Options		Deferred	Other
Principal Position	Year	Salary	Note	Bonus	Award	Note	Note 7	Note 8	Total

Zak Elgamal	2008	$408,390	1	$50,109	$37,045			$175,211	$670,756
Chairman & CEO	2007	$618,894	5	$-	$56,600	5	$-	$89,304	$764,798
(Note 1)	2006	$504,072	5	$40,600				$276,000	$820,672

Jaime Olmo-Rivas	2008	$408,391	1	$50,109	$37,045			$175,211	$670,757
Vice President	2007	$642,487	6	$-	$56,600	6		$70,489	$769,576
(Note 1)	2006	$444,605	6	$40,600				$276,000	$761,205

Bland Chamberlain	2008	$246,401					$25,000	$100,800	$372,201
Senior Consultant	2007	$362,850					$25,000	$53,150	$441,000
(Note 2)	2006	$251,859					$25,000	$261,000	$537,859

Jose Chapa	2008	$244,516					$25,000	$96,800	$366,316
Senior Consultant	2007	$362,458					$25,000	$52,850	$440,308
(Note 2)	2006	$251,859					$25,000	$261,000	$537,859

James A. Longaker	2008	$120,000							$120,000
Chief Financial Officer	2007	$11,538							$11,538
(Note 3)	2006	na

William McGinnis	2008	$58,513							$58,513
(Note 4)	2007	$97,285							$97,285
	2006	na

Note 1 - Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive directors of the Company, are each entitled to receive annual cash compensation of $564,400 plus health, disability and life insurance coverage pursuant to Ten year employment agreements as CEO of American Surgical Holdings and Vice president of ASA respectively.

The Company renewed, amended and revised Ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renew at maturity unless cancelled by either party with sixty days written notice. The corporations were each paid a monthly expense fee of $11,000 during 2007. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discounted price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005. These agreements also include an annual bonus to each valued at 2% of the increase, year over year, of the gross revenue of the company to be paid during the first quarter of the current fiscal year for the increase in gross revenue  in the prior year. Mr. Elgamal and Mr. Olmo have waived the right to this bonus for the year ending December 31, 2007. The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed.

Note 2 - In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants to the Company, entered into employment agreements and consulting agreements between the Company and corporations owned by them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive an annual combined cash compensation of $344,000 for the employment agreement and the consulting agreements combined, plus health and disability insurance coverage.  In addition, their corporations are paid a monthly consulting fee of $6,000 each. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005.  The consulting agreements include an early termination provision that proscribes a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

Note 3 - James A. Longaker, CFO, was hired in November 2007 at an annual salary of $120,000.

Note 4 - William McGinnis, Controller, was hired in January 2007 at an annual salary of $85,000.  During 2007, his salary was increased to $100,000 per year, On July 15, 2008, Mr. McGinnis accepted employment with another firm and is no longer associated with our company.

Note 5 - In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted 500,000 options to purchase the Company’s common stock. These options vest ratably over 3 years. For each officer the fair value of the options amortized in 2008 and 2007 was $ 37,045 and $56,600 respectively.

Note 8 - In November 2005, the Company issued 1,428,573 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  The Company expensed $50,000 in 2008 and 2007 and 2006. The unamortized balance at December 31, 2008 of $93,750 will be amortized on a straight-line basis over the remaining life of the agreements.

Note 8 - These are the amounts paid to the respective corporations owned by the four principal stockholders as discussed above at Notes 1 and 2.

Compensation of Directors

Independent directors are entitled to receive monetary and stock consideration for serving on the board of directors. Executive directors are not entitled to director fees of any type.

DIRECTORS COMPENSATION TABLE

At the initial Board of Directors meeting during March of 2007, the board established the fees for independent directors as follows:

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

For 2008 and 2007, the fees paid and the fair value of the stock and options granted to the members of the Board are as follows:

Director's Name
Principal Position	Year	Cash	Stock	Options	Total

Mr. Henry Toh	2008	$65,592	$-	8,035	$73,627
Audit Committee Chairman	2007	$80,750	$55,000	20,460	$156,210
Lead Director	2006	na	na	na	$-

Mr. Charles Bailey	2008	$39,158	$-	2,678	$41,836
Nominating Committee Director	2007	$35,750	$-	8,482	$44,232
	2006	na	na	na	$-

Mr. Michael Kleinman	2008	$47,156		2,678	$49,834
Compensation Committee Director	2007	$39,750		8,482	$48,232
	2006	na	na	na	$-

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

Equity
								Equity	incentive plan
			Equity				Market	incentive plan	awards: market
	Number of	Number of	incentive plan				value of	awards: # of	or payout value
	securities	securities	awards: # of			# of	shares	unearned	of unearned
	underlying	underlying	securities			shares or	or units of	shares, units	shares, units
	unexercised	unexercised	underlying			units of	stock that	or other rights	or other rights
	options	options	unexercised	Option	Option	stock	have not	that have	that have
	(#)	(#)	unearned	exercise	expiration	that have	vested	not vested	not vested
	Exercisable	Un-exercisable	options	price ($)	date	not vested	($)	(#)	($)
NAME	(b)	©	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zak W. Elgamal	333,333	166,667		1.21	1/1/2010	166,667	201,667
Jaime Olmo-Rivas	333,333	166,667		1.21	1/1/2010	166,667	201,667
Totals	666,666	333,334				333,334	403,334

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

We set bonuses based on performance measures in an effort to align the interests of our officers with those of our shareholders. Although the performance goals established for purposes of determining bonus awards are fixed at the inception of a period, we have and will occasionally consider additional performance rating goals when evaluating the bonus compensation structure of our executive management. In addition, in instances where the employee has responsibility over a specific area, individual performance goals may be directly tied to the overall performance of that particular area and bonus compensation may be varied accordingly, the Agreements with Messer's. Elgamal and Olmo-Rivas provide for an annual bonus of 2% of the year over year increase in the gross revenue to each.

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

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of our common stock owned as of March 31, 2009 by all persons: (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (2)

	Common	Zak W. Elgamal (3) 10039 Bissonnet #250 Houston, Texas 77036-7852	2,865,714	34.01%

	Common	Jaime Olmo-Rivas (4) 10903 Ashland Bridge Lane Sugar Land, Texas 77478	2,871,429	34.08%

	Common	Bland E. Chamberlain, III 4010 Fulford Court Katy, Texas 77450	857,143	10.17%

	Common	Jose J. Chapa, Jr. 8726 Cedardale Drive Houston, Texas 77055	857,143	10.17%

	Common	Henry Y. L. Toh 1111 Hermann Drive, #6E Houston, Texas 77004	25,000	0.29%

	Officers and Directors As a Group (1)		7,476,429	88.72%

(1)	Bland Chamberlain and Jose Chapa, Jr. are not officers or directors of the Company and therefore such shares are not part of the officers and directors as a group.
(2)	The percent of class is based on 8,425,484 shares of common stock issued and outstanding as of March 30, 2009.
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

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

During July 2005, the Company renewed service agreements with corporations owned by Mr. Elgamal, CEO, and Mr. Olmo-Rivas, Executive Director. The agreements were renewed for an initial term of Ten (10) years and they renew automatically unless cancelled by either party within sixty days of maturity with a written notice.

Mr. Chamberlain and Mr. Chapa, senior consultants of the Company, pursuant to multiple year agreements are entitled to receive combined annual employment and consulting compensation of $344,000 plus health and disability insurance benefits. In addition corporations owned by Mr. Chamberlain and Mr. Chapa have service agreements in place whereby they earn consulting fees of $6,000 per month.  Their agreements include an option, exercisable by Mr. Chamberlain and Mr. Chapa, to purchase 5% of any shares issued by the Company during the term of the agreements at a discount price equal to 25% of the closing price on the date issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007, 2006 and 2005. The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if the Company terminates the agreement without cause prior to the expiration date, as renewed.

Mr. Bland Chamberlain loaned the Company $150,000 at 15% interest on June 12, 2008.  The loan was renewed on September 12, 2008 with a maturity date of June 15, 2009.

ITEM 14:       EXHIBITS

(b)		Exhibits

3.1		Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation (1)
3.2		By-Laws (2)
10.1		Employee stock option plan(4)
10.2		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal, Jaime Olmo-Rivas, Bland Chamberlain and Jose Chapa Dated March 18, 2007 (5)
10.3		Amendment to the Service/Consulting Agreement and Employment Agreements for Zak Elgamal and Jaime Olmo-Rivas dated March 18, 2007 (6)
14.1		Code of Ethics (3)
14.2		Charter for the Audit Committee (7)
14.3		Charter for the Compensation Committee (8)
14.4		Charter for the Nominating Committee (9)
31.1		Certification of Zak W. Elgamal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of James A. Longaker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Zak W. Elgamal pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James A. Longaker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to Exhibit 3.1 to our Form 10-SB filed with the SEC on July 10, 2003
	(2)	Incorporated by reference to Exhibit 3.2 to our Form 10-SB filed with the SEC on July 10, 2003
	(3)	Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 22, 2005
	(4)	Incorporated by reference to the Preliminary 14(c) filed with the SEC on March 26, 2007
	(5)	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(6)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(7)	Incorporated by reference to Exhibit 14.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(8)	Incorporated by reference to Exhibit 14.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(9)	Incorporated by reference to Exhibit 14.4 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007

ITEM 15:       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the aggregate fees billed to us by Webb & Company, P.A. for the fiscal years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Audit Fees (a)	50,768	$52,020	$45,000
Audit-Related Fees (b)			$9,219
Tax Fees (c)
All other Fees (d)

TOTAL	$50,768	$52,020	$54,219

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

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

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

AMERICAN SURGICAL HOLDINGS, INC.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer
(Principal Executive Officer)

Dated:	April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zak W. Elgamal	Director	April 1, 2009
Zak W. Elgamal	President, Chief Executive Officer (Principal Executive Officer)

/s/ Jaime Olmo-Rivas	Director	April 1, 2009
Jaime Olmo-Rivas	Vice President

/s/ James A. Longaker	Chief Financial Officer	April 1, 2009
James A. Longaker, CPA	(Principal Financial and Accounting Officer)

/s/ Dr. Charles Bailey	Director	April 1, 2009
Dr. Charles Bailey

/s/ Dr. Michael Kleinman	Director	April 1, 2009
Dr. Michael Kleinman

/s/ Henry Y. L. Toh	Director	April 1, 2009
Henry Y. L. Toh

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGES	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGES	F-5-F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

PAGES	F-7-F-20	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
American Surgical Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of its consolidated operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 25, 2009

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007

	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$431,731	$1,145,359
Restricted cash	373,653	-
Accounts receivable, net	3,443,471	2,171,908
Advances to employees	13,100	9,169
Prepaid expenses and other current assets	4,708	24,662
TOTAL CURRENT ASSETS	4,266,663	3,351,098

DEFERRED INCOME TAX RECEIVABLE	-	575,408
PROPERTY AND EQUIPMENT, NET	55,697	90,298
DEFERRED FINANCING COSTS, NET	-	322,521
TOTAL ASSETS	$4,322,360	$4,339,325

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$217,072	$436,106
Deferred income tax	31,234	95,471
Accrued salaries	452,602	287,146
Note payable, related party	150,000	-
Convertible Notes payable, net of unamortized discount
of $131,493 and $767,474	2,583,507	1,947,526
TOTAL CURRENT LIABILITIES	3,434,415	2,766,249

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,425,484 and 8,425,484 shares issued
and outstanding	8,425	8,425
Additional paid-in capital	3,295,226	2,942,381
Deferred compensation	(93,750)	(143,750)
Accumulated deficit	(2,321,956)	(1,233,980)
TOTAL STOCKHOLDERS' EQUITY	887,945	1,573,076

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,322,360	$4,339,325

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Service fees, net	10,592,216	$8,243,220	$9,618,947
Contract fees	687,295	720,837	572,500

Total net revenues	11,279,511	8,964,057	10,191,447

Cost of revenues	6,977,986	6,660,552	5,509,898

GROSS PROFIT	4,301,525	2,303,505	4,681,549

OPERATING EXPENSES
General and Administration	1,710,354	2,393,716	1,318,321
Salaries	2,011,126	2,500,164	1,653,036
Rent	97,990	80,181	109,268
TOTAL OPERATING EXPENSES	3,819,470	4,974,061	3,080,625

NET INCOME (LOSS) FROM OPERATIONS	482,055	(2,670,556)	1,600,924

Other income (expense)
Interest expense	(1,623,750)	(1,474,048)	(150)
Interest income	5,911	48,569	11,263
TOTAL OTHER INCOME (EXPENSE)	(1,617,839)	(1,425,479)	11,113
INCOME (LOSS) FROM OPERATIONS before provision for income taxes	(1,135,784)	(4,096,035)	1,612,037
(Provision for) benefit from income taxes	47,808	1,022,848	(651,846)

NET INCOME (LOSS)	(1,087,976)	$(3,073,187)	$960,191

Net income (loss) per share basic and diluted	$(0.13)	$(0.37)	$0.12

Weighted average number of shares
Outstanding during the period -
basic and diluted	8,425,484	8,416,100	8,297,133

AMERICAN SURGICAL HOLDINGS, INC.
(formerly ASAH Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARs ENDED DECEMBER 31, 2008, 2007 and 2006

							Retained
					Additional		Earnings/	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Equity
Balances, December 31, 2005	-	$-	8,289,538	$8,289	$480,604	$(243,750)	$879,016	$1,124,159
Shares issued for cash	-	-	10,946	11	32,539	-	-	32,550
Deferred compensation	-	-	-	-	-	50,000	-	50,000
Net income	-	-	-	-	-	-	960,191	960,191

Balances, December 31, 2006	-	-	8,300,484	8,300	513,143	(193,750)	1,839,207	2,166,900
Shares issued for services	-	-	100,000	100	219,900	-	-	220,000
Shares issued to directors	-	-	25,000	25	54,975	-	-	55,000
Warrants issued	-	-	-	-	1,957,328	-	-	1,957,328
Options issued for services	-	-	-	-	46,410	-	-	46,410
Options issued to directors	-	-	-	-	37,425	-	-	37,425
Options issued to officers	-	-	-	-	113,200	-	-	113,200
Deferred compensation	-	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	-	(3,073,187)	(3,073,187)

Balances, December 31, 2007	-	-	8,425,484	8,425	2,942,381	(143,750)	(1,233,980)	1,573,076

Deferred compensation	-	-	-	-	-	50,000	-	$50,000
Options issued to officers	-	-	-	-	74,089	-	-	$74,089
Options issued for services	-	-	-	-	20,214	-	-	$20,214
Options issued to directors	-	-	-	-	13,392	-	-	$13,392
Warrants issued to noteholders	-	-	-	-	245,150	-	-	$245,150
Net Loss	-	-	-	-	-	-	(1,087,976)	$(1,087,976)

Balances, December 31, 2008	-	$-	8,425,484	$8,425	$3,295,226	$(93,750)	$(2,321,956)	$887,945

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,087,976)	$(3,073,187)	$960,191
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	40,646	37,677	31,882
Provision for uncollectible accounts	(50,590)	17,500	202,207
Amortization of deferred financing costs	322,521	390,695	-
Amortization of discount of convertible notes payable	881,131	863,632	-
Deferred compensation	50,000	50,000	50,000
Common stock issued for services	-	220,000	-
Common stock issued to directors	-	55,000	-
Options issued for services	20,214	46,410	-
Options issued to officers	74,089	113,200	-
Options issued to directors	13,392	37,425	-
Changes in operating assets and liabilities:
(Increase)Decrease in accounts receivable, net	(1,220,973)	(163,639)	(592,463)
(Increase) Decrease in advances to employees	(3,931)	(3,169)	9,555
(Increase) Decrease in prepaid expenses	19,954	37,240	(45,845)
(Increase) Decrease in deferred income tax receivable	575,408	(575,408)	-
Increase (Decrease) in accounts payable and accrued expenses	(53,578)	425,655	153,429
Increase (Decrease) in deferred income taxes	(64,237)	(1,022,848)	646,776
Net cash (used in) provided by operating activities	(483,930)	(2,543,817)	1,415,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(373,653)	-	-
Purchase of property and equipment	(6,045)	(25,846)	(69,108)
Net cash used in investing activities	(379,698)	(25,846)	(69,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-	(35,352)
Proceeds from note payable from related party	150,000	-	5,000
Repayment of note payable from related party	-	-	(95,000)
Issuance of common stock	-	-	32,550
Proceeds from increase in notes payable	-	2,328,006
Net Cash provided (used in) by financing activities	150,000	2,328,006	(92,802)

NET INCREASE (DECREASE) IN CASH	(713,628)	(241,657)	1,253,822
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,145,359	1,387,016	133,194

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$431,731	$1,145,359	$1,387,016

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$16,427	$575,408	$-
Cash paid for interest expense	$547,672	$-	$150.00

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

ASA provides professional surgical assistants to surgery centers and hospitals in Houston and Corpus Christi, Texas, Lawton, Oklahoma and Suffolk, Virginia.

ATS was formed in April 2006 to engage in HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants.  ATS’ services include primary claim billing to insurance companies and to patients, with follow-up through to collection in 2006 and 2007.  The services provided by ATS were transferred to ASA in 2008.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for financial reporting. All inter-company accounts and transactions have been eliminated upon consolidation.  The consolidated results for each of 2008, 2007 and 2006 include ASA and ASHI.  ATS’ operations are included from inception.

Certain balances in the financial statements as of and for the years ended December 31, 2008, 2007 and 2006 have been reclassified to conform to the current period’s presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders’ equity.

Revenue Recognition

The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.

Service Fees, net are recorded based on established billing rates less estimated discounts for insurance reimbursements and patient payments.  Management also uses historical collection data to assure the collectability of the resulting accounts receivable.  No revenue is recorded for services performed for patients covered by Medicare and/or Medicaid.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At December 31, 2008 and 2007, the Company had approximately $225,414 and $1,034,014, respectively, in excess of FDIC insurance limits.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

The Company evaluates the collectability of its receivables at least quarterly, using various factors including the financial condition and payment history on patient accounts, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collections experience.

As part of the evaluation discussed above concerning Service Fees Revenue and the appropriate Collection Percentage, the Company determined that an allowance was necessary at December 31, 2008 in the amount of $210,000 compared to a reserve of $243,355 for the twelve months ended at December 31, 2007.   $190,000 of the $210,000 in 2008 and the $243,355 in 2007 were for estimated charge backs.

Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $7,392, $8,819, and $8,396 in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Credit Risk

The Company’s customers are surgeons, hospitals and other healthcare facilities.  The Company also has exposure related to the collectability of patient accounts from the insurance companies who act as third party payers.  The Company has identified five insurance companies that comprise approximately 83% of the total paid by insurance companies.  From time to time, the Company may experience difficulty in collecting amounts due from various insurance companies on a timely basis.  Additionally, the insurance companies’ reimbursement rates may change from time to time and may change in such a way as to be detrimental to the Company.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Geographic Risk

Approximately 97% in 2008, 100% in 2007 and 2006 of the Company’s customers were concentrated in the areas of Houston and Corpus Christi, Texas.

Sales Risk

No single patient accounted for over 10% of the revenues in the years ended December 31, 2008, 2007 or 2006.  However, as explained above the Company does have some concentration of risk in that approximately 83% of the third party payments are derived from five insurance companies.  Additionally, the Company has identified two hospitals at which the Company performed over 36% of its billable surgeries in 2008, a decrease from over 50% in 2007 and 2006.  Obviously, any change that affects either group could have a significant impact on the Company and its results of operations.

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

Basic and Diluted Net Income/Loss Per Share

Basic and diluted net (loss) or income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  The Company did not have any dilutive securities outstanding as of December 31, 2008, 2007 and 2006.   In 2008 and 2007 the Company had 4,541,000 and 4,541,000 warrants and options outstanding, but the Company has excluded these common stock equivalents from the 2008 and 2007 calculation of diluted net loss per share because these would be anti-dilutive.  The Company did not issue any warrants or options in 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair value due to the relatively short period to maturity for these instruments.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Restricted Cash

Funds in the escrow account are labeled as “Restricted Cash” as the Company does not have access to the escrowed amounts under the terms of the Escrow Agreement.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This Statement amends and expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flow. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application permitted. The Company expects to adopt SFAS No. 161 on January 1, 2009, and has not yet determined the effect of SFAS No. 161 on its Financial Statements.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In June 2008 the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP  No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We do not anticipate that the adoption of FSP No. EITF 03-6-1 will have an effect on our previously reported losses per share from 2007 to 2008.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to the company’s own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires reporting of a cumulative effect of a change in accounting principle to retained earnings for all instruments existing at the effective date to the balance of retained earnings. We currently do not anticipate adoption of EITF No. 07-5 will have a significant effect on our consolidated financial statements.

In June 2008 the FASB ratified EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits,” which specifies that maintenance deposits that are contractually and substantively related to maintenance of leased assets, and which are refundable only if the lessee performs specified maintenance activities, shall be accounted for as deposit assets. EITF No. 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with recognition of a cumulative effect of a change in accounting principle to the opening balance of retained earnings for the first year presented.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Trade and other receivables	$3,653,471	$2,406,263
Less: Allowance for doubtful accounts	(210,000)	(234,355)

	$3,443,471	$2,171,908

The bad debt expense in each of 2008, 2007 and 2006 was $50,590, $17,500 and ($16,215), respectively~~.~~

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Office equipment	$152,006	$145,962
Office furniture	28,813	36,181
Leasehold improvements	12,010	12,010
Medical equipment	10,745	8,980

Less: Accumulated depreciation	(147,877)	(112,835)

	$55,697	$90,298

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $ 40,646 $37,677 and $31,882 respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Lease

During 2001, the Company entered into a sublease agreement with a company owned by related parties for a term of seven years ending December 2008.  Effective October 1, 2006, this sublease was terminated when the lease was assigned directly to the Company.  This lease agreement as amended September 1, 2007 calls for monthly lease payments of $8,117 for the period September 1, 2007 through December 31, 2007.  Monthly rent payments will increase to $8,304 for 2008, $8,484 for 2009, $8,751 for 2010 and $8,846 for 2011 plus a Consumer Price Index adjustment capped at 5% plus reimbursement of Common Area Maintenance expenses if they exceed a specified percentage of the costs.  Rent expense for the years ended December 31, 2008, 2007 and 2006 were $$97,990, $80,181, and $109,268 respectively.

Employment Agreements

The Company has various compensation agreements with its’ Executive Officers, Senior Consultants and consultants.   The table below summarizes the Commitments that the Company has pursuant to these agreements in future years.  A more detailed discussion of the Officers and Senior Consultants compensation arrangements follows the table below and also at Note 8.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

	2009	2010	2011	2012	2013	THEREAFTER
Executive Officers (1)	$1,490,194	$1,370,800	$1,128,800	$1,128,800	$1,128,800	$2,727,933

Senior Consultants (2)	826,708	498,667	-	-	-	-

Consultants	12,000	-	-	-	-	-

Operating Leases	101,800	105,012	106,152	-	-	-

TOTAL	$2,430,702	$1,974,479	$1,234,952	$1,128,800	$1,128,800	$2,727,933

Note 1 - Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive directors of the Company, are each entitled to receive annual cash compensation of $564,400 plus health, disability and life insurance coverage pursuant to Ten year employment agreements as CEO of American Surgical Holdings and Vice president of ASA respectively, entered into on May 1, 2006 ending 2016. James A. Longaker, CFO, was hired in November 2007 at an annual salary of $120,000 ending November 2009.

The Company renewed, amended and revised Ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renew at maturity unless cancelled by either party with sixty days written notice. The corporations were each paid a monthly expense fee of $11,000 during 2007. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discounted price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2007, and 2006. These agreements also include an annual bonus to each valued at 2% of the increase, year over year, of the gross revenue of the company to be paid during the first quarter of the current fiscal year for the increase in gross revenue  in the prior year. Mr. Elgamal and Mr. Olmo have waived the right to this bonus for the years ending December 31, 2007 and 2006. The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed. The original agreement was dated July 1, 2002 and the term was amended on May 1, 2006 with an expiration of ten years from May 1, 2006.

Note 2 - In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants to the Company, entered into employment agreements and consulting agreements between the Company and corporations owned by them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive an annual combined cash compensation of $344,000 for the employment agreement and the consulting agreements plus health and disability insurance coverage.  In addition, their corporations are paid a monthly consulting fee of $6,000 each. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007 and 2006.  The consulting agreements include an early termination provision that proscribe a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

 NOTE 5 - INCOME TAXES

Income tax expense for the years ended December 31, 2008, 2007 and 2006 reflects an effective tax rate different from the statutory federal tax rate (generally, 34%).  For the years ended December 31, 2008, 2007 and 2006 the Company’s effective tax rate was (10.93%), (24.97%) and 40.44%, respectively.  The differences arise because some items that are deductible for financial statement purposes are not deductible for Federal income tax purposes.  These include life insurance premiums, expenses related to unexercised options, amortization of discount, political contributions and 50% of meals and entertainment expenses.

Income tax expense (benefit) for the periods ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Current Federal tax asset	$-	$(575,408)	$466,492

Deferred Federal tax asset	(124,130)	(447,440)	185,354

Income tax expense (benefit)	$(124,130)	$(1,022,848)	$651,846

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The table below presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate (34%) to income before taxes for the periods ended December 31:

	2008	2007	2006
Federal income tax expense (34%)	$(1,135,783)	$(1,392,652)	$564,213
Tax effects of:
Nondeductible life insurance	-	30,600	84,000
Compensation based on unexercised options	107,695	40,202	-
Amortization of discount	881,131	293,635	-
Disallowed meals & entertainment	18,828	3,667	3,633
Other	4,000	1,700	-

Income tax expense (benefit)	$(124,130)	$(1,022,848)	$651,846

Effective Rate	(10.93%)	(24.97%)	40.44%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Deferred tax liabilities
Current differences in tax basis of assets
and liabilities	$31,234	$95,471	$651,827

Total deferred tax liabilities	$31,234	$95,471	$651,827

For the year 2007, the Company’s reported a net operating loss (NOL) was carried back to 2006 and the Company received a refund of prior tax payments in the amount of $575,408.  The remaining NOL of approximately $500,000 is available for carry forward to reduce future tax liabilities of the Company.  The Company changed from the cash method to the accrual method in reporting taxable income in 2006.  The Section 481 (a) adjustment which is the difference between cash and accrual difference is spread over a three year period.  The final adjustment of approximately $600,000 will be applied to the net operating carry-forward of $ $500,000 which will result is a taxable income on January 1, 2009 of approximately $100,000.  The taxable income of $100,000 times the Federal tax rate of 34% is shown as the deferred income tax on the liability section of the balance sheet.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

In May 2007, the Company began offering for sale a limited number of Units pursuant to a Private Placement Memorandum (“PPM”).  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).  The notes were extended on July 23, 2008 to December 31, 2009.

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the PPM.  For its services Dawson earned (i) a cash commission equal to 10% and (ii) a non-accountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

The PPM had a minimum offering size of 12 Units and a maximum size of 35 Units.  On June 7, 2007 the minimum was achieved with the sale and acceptance of 12.30 Units.  The net proceeds of $1,070,100 were forwarded to the Company at that time and the balance of the proceeds, $159,900, was paid to Dawson.  The Company executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock.  The value of these warrants was determined by management to be $734,583. The value of the warrants was recorded as a discount on the Notes and was being charged to interest expense and accreted to the balance of the Notes over the life of the Notes.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

On July 2, 2007 the second and final round of the PPM was completed with the acceptance of an additional 14.85 Units.  The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, was paid to Dawson.  The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock.  The value of these warrants was determined by management to be $896,523. The value of the warrants will be recorded as a discount on the Notes and was being charged to interest expense and accreted to the balance of the Notes over the life of the Notes.  The remaining unamortized balance of $317,984 was charged as interest expense when the terms of repayment were extended through December 31, 2009.

Upon completion of the second round of the PPM the Company issued warrants to Dawson to purchase 297,000 shares of common stock. The value of these warrants was determined by management to be $179,305. The value of the warrants and the cash commission paid to Dawson will be recorded as deferred financing costs and were amortized to interest expense over the life of the Notes.

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

The Notes matured in June, 2008 and the discount was amortized over the life of the note.In July 2008, the original notes were renegotiated with half due in March of 2009 and the other half would be automatically extended to December 2009 upon payment of the March 31, 2009 principal balance. One half was paid in March 2009 with the other half due December 2009. The warrants were re-priced with one half re-priced at 10 cents per warrant and one half repriced at 75 cents per warrant (the half re-priced at 75 cents per warrant would have been re-priced to 20 cents per warrant if the company did not pay half the notes by March 31, 2009). The fair value of the options was reset to $245,150. As of December 31, 2008, $113,657 was charged to interest expense and $131,493 remains to be amortized.

The Company has agreed with Dawson James Securities, Inc., as the Note holders Agent to the following revisions to the terms of the Notes and warrants:

The Notes to be secured by the Company's accounts receivable and an assignment of any proceeds received by the Company from any actions for past claims from legal action against or settlement with insurance carriers. The proceeds from the legal actions would be given to the note holders.

●
The note holders have a first priority lien. The lien and security interest of the receivables would be released to make available as collateral for financing facility, if, $1.0 million is paid to reduce the principal balance outstanding.

●
The maturity date of the notes was extended to March 31, 2009. If 50% or more of the Notes have been repaid pro rata to the Note holders, by March 31, 2009, and there are no other outstanding defaults on the provisions of the Note, then maturity date shall be automatically extended to December 31, 2009 on any remaining balance and accrued interest.

●	The Company will make two monthly payments into an escrow account (Restricted Cash) jointly controlled by the Company and Dawson James Securities Inc.

●
One monthly installment of $50,000 beginning in August, 2008 (increasing to $65,000 beginning in January 2009) will be for the benefit of Note holders and distributed pro rata to the Note holders. The timing of the distribution will be determined by Dawson James Securities Inc.

●
An additional monthly installment of $52,000 beginning in the third quarter of 2008, a holdback of the principals compensation, is being escrowed as additional collateral for the repayment of the Note.

●
If 50% of the Notes are not repaid by March 31, 2009, then the escrow shall be distributed to the Note holders. If the Notes are extended to December 31, 2009, the monthly holdback escrow will continue and the escrowed amounts held until maturity and used to pay off the principal balance of the note then outstanding.

●
within five (5) business days of approving any individual expenses in excess of $25,000 and/or any expenditure not in the ordinary course of business, the Company shall deliver to the Note Holders Agent a copy of the relevant board or audit committee minutes or written consent setting forth the resolutions approving such expense(s).

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

●
The Company will not, in any form or any manner, increase or add to the compensation and/or benefits received the four principals unless unanimously consented to by the independent members of the board of directors.

As of December 31, 2008, the Company has made a total of $373,653 to the escrow which is broken down into two parts: (1) interest and (2) holdbacks.  Interest due to the note holders is paid on a periodic basis.

The $2.00 per share warrants issued in 2007 to the Note holders upon the issuance of the original notes has been modified as follows:

●	The exercise price has been re-priced to $0.10 for half the warrants and to $0.75 for the remaining half of the warrants.

●
If the Note holders have not been repaid 50% or more of their principal by March 31, 2009, then the warrants price at $0.75 will be re-priced to $.20 per share. The Company has treated the re-pricing of these warrants as a contingency.

●	All warrants will expire four years from the execution date of the loan modification and any extension agreements thereof.

The Note holders received new warrants in exchange for old warrants for the extension of the debt.  The value of the new warrants issued with the debt is recorded as a discount and amortized to interest expense.  APB 14 states from the point of view of the issuer, the sales of a debt security with warrants results in a lower cash interest cost than otherwise be possible or permits financing not otherwise practicable.

The incremental value of 50% of the warrants using the $0.10 exercise price is expensed over the period from the modification date (July 23, 2008) to December 31, 2009.  The incremental value of the remaining 50% of the warrants using the $0.75 exercise price is expensed over the modification date (July 23, 2008) to March 31, 2009  The interpretation is from paragraph 51 of SFAS 123R.  The paragraph states a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value.

Due Dates of Notes Payable

The first 12.30 Units, in the principal amount of $1,230,000 plus accrued interest of $187,575 matures on June 7, 2008.  The second 14.85 Units in the principal amount of $1,485,000 plus accrued interest of $226,462 matures on July 2, 2008.   In July 2008, the original notes were renegotiated with half due in March of 2009 and the other half would be automatically extended to December 2009 upon payment of the March 31, 2009 principal balance. One half was paid in March 2009 with the other half due December 2009. The warrants were re-priced with one half re-priced at 10 cents per warrant and one half repriced at 75 cents per warrant (the half re-priced at 75 cents per warrant would have been re-priced to 20 cents per warrant if the company did not pay half the notes by March 31, 2009). The fair value of the options was reset to $245,150. As of December 31, 2008, $113,657 was charged to interest expense and $131,493 remains to be amortized.

NOTE 7 – NOTES PAYABLE

The note due to a related party of $150,000 was signed on June 12, 2008 and extended on September 12, 2008 to a new maturity date of June 15, 2009.  The note incurs interest at a rate of 15% annually.  During 2008, $12,452 was charged to interest expense and $12,452 of accrued interest is included in accrued expenses.

NOTE 8 - RELATED PARTY TRANSACTIONS

In 2007 Mr. Olmo-Rivas’s sister returned to the company’s employment from the billing company.

In June of 2008 Mr. Chamberlain loaned the company $150,000 (see Note 7).

The Company has compensation arrangements in place with four of its significant shareholders for services rendered to the Company directly by them or by entities controlled by them (see Note 4).

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to multiple year employment agreements that were renewed, amended and revised in 2006 and 2007 are each entitled to receive annual cash compensation of $564,400 plus health, life and disability insurance coverage and a bonus of 2% of the increase, year over year, of the gross revenue of the company (see Note 4).

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The Company renewed, amended and revised Ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renew at maturity unless cancelled by either party with sixty days written notice. The corporations were each paid a monthly expense fee of $11,000 during 2007. Each agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discounted price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to the options under the agreements for the years ended December 31, 2007, and 2006. These agreements also include an annual bonus to each valued at 2% of the increase, year over year, of the gross revenue of the company to be paid during the first quarter of the current fiscal year for the increase in gross revenue  in the prior year. Mr. Elgamal and Mr. Olmo have waived the right to this bonus for the years ending December 31, 2007 and 2006. The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas include an early termination provision that proscribes a contract termination payment to either officer equal to $3,000,000 if the Company terminates their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed.

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

NOTE 9 - EQUITY

Stock Issued for Services

In January 2007, the Company issued 100,000 shares of common stock for consulting and strategic business planning services, with a fair value of $220,000.

Deferred Compensation

In November 2005, the Company issued 1,428,573 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  The Company expensed $50,000 in 2008, 2007 and 2006. The unamortized balance at December 31, 2008 of $93,750 will be amortized on a straight-line basis over the remaining life of the agreements.

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

Stock Options and Warrants

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	3 to 5 years
Interest Rate	4.25%
Dividend Yield	$0
Volatility	28%
Forfeiture Rate	0

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

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

The Company recognized an expense of $107,695 and $245,150 for stock options and warrrants earned during the twelve months ended December 31, 2008, respectively.

The following tables summarize all stock option grants as of December 31, 2008 and 2007, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2006
Granted	1,283,000	$1.36
Exercised	-
Forfeited	-
Balance at December 31, 2007	1,283,000	1.36
Granted	-	-
Exercised	-
Forfeited	-
Balance at December 31, 2008	1,283,000	1.36
Options exercisable at December 31, 2008	918,417	$1.42
Weighted average fair value of options granted during 2008		-

Of the total options granted, 918,417 are fully vested, exercisable and non-forfeitable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The following tables summarize information about stock options for the Company at December 31, 2008 and 2007:

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$1.00 – 2.00	1,203,000	1.05	$1.29	838,417	$1.32
$2.01 – 3.10	80,000	1.89	$2.43	80,000	$2.43

2007 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$1.00 – 2.00	1,203,000	2.05	$1.29	437,417	$1.36
$2.01 – 3.10	80,000	2.89	$2.43	65,000	$2.27

The following tables summarize all stock warrants granted as of December 31, 2008 and 2007, and the related changes during these periods are presented below.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2006	-
Granted	3,258,000	$2.00
Exercised	-
Forfeited	-
Balance at December 31, 2007	3,258,000	2.00
Granted
Exercised
Forfeited
Repriced	(2,715,000)	(2.00)
Repriced	2,715,000	0.43
Balance at December 31, 2008	3,258,000	0.53
Warrants exercisable at December 31, 2008	3,258,000	$0.53
Weighted average fair value of warrants granted during 2008		-

Of the total warrants granted, all 3,258,000 are fully vested, exercisable and non-forfeitable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The following tables summarize information about stock warrants for the Company at December 31, 2008 and 2007:

2008 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.10 – 0.75	2,715,000	1.56	$0.43	2,715,000	$0.43
$2.00	543,000	2.42	$2.00	543,000	$2.00

2007 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$2.00	3,258,000	2.71	$2.00	3,258,000	$2.00

NOTE 10- SUBSEQUENT EVENTS

January 20, 2008 the independent members of the Board of Directors upon the recommendation, of the Compensation Committee approved the reinstatement of the expense and salary reductions taken in the second and third quarter of 2008 for the four principals (Mr. Elgamal, Mr. Jamie Olmo-Rivas, Mr. Bland Chamberlain and Mr. Jose Chapa) of the Company.  In addition, 1,000,000 common share options were granted to Mr. Elgamal, and Mr. Jaime Olmo-Rivas.  The Board also approved a 10% raise, a onetime bonus of $18,000 and 800,000 common share options to Jim Longaker, CFO.

The Board also approved 250,000 common stock options each to the other two Principals, Mr. Chamberlain and Mr. Chapa and 100,000 common share options to each of the three independent board members.  The Board also approved the reinstatement of their compensation from 80% to 100%.

February, 2009, we reached an agreement with Coastal Surgical Assistants in   Virginia to join the Company.  The agreement becomes effective March 1, 2009.  The agreement gives the current owner $50,000 in cash upon execution, a salary, 50,000 shares of common stock and an incentive bonus based on profits.

 In March 2009, the $150,000 note at 15% interest to a related party with accrued interest was paid in full.