Form 10-Q
period 2009-03-31
AMERICAN SURGICAL HOLDINGS INC
filed 2009-05-15
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  ______ to ______.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuers classes of common equity, as of May 10, 2009: 8,525,484 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10Q
 MARCH 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-15

Item 2.	Management’s Discussion and Analysis of Financial Condition	1

Item 3	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4T.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits and Reports on Form 8-K	6

SIGNATURE

i

Item 1. Financial Information

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

CONTENTS

PAGE	F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY (UNAUDITED)

PAGE	F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

PAGE	F-6 - F-15	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)	(AUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,348,055	$431,731
Restricted cash	67,680	373,653
Accounts receivable, net	2,441,388	3,443,471
Advances to employees	16,409	13,100
Prepaid expenses and other current assets	36,570	4,708
TOTAL CURRENT ASSETS	3,910,102	4,266,663

PROPERTY AND EQUIPMENT, NET	50,290	55,697
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	63,167	-
TOTAL ASSETS	$4,023,559	$4,322,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$314,340	$217,072
Accrued income tax	348,411	31,234
Accrued salaries	599,873	452,602
Note payable, related party	-	150,000
Convertible Notes payable, net of unamortized discount
of $131,493 and $767,474	1,289,149	2,583,507
TOTAL CURRENT LIABILITIES	2,551,773	3,434,415

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,525,484 and 8,425,484 shares issued
and outstanding	8,525	8,425
Additional paid-in capital	3,374,785	3,295,226
Deferred compensation	(81,250)	(93,750)
Accumulated deficit	(1,830,274)	(2,321,956)
TOTAL STOCKHOLDERS' EQUITY	1,471,786	887,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,023,559	$4,322,360

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	March 31,	March 31,
	2009	2008
Revenues
Service fees, net	$3,848,281	$1,864,419
Contract fees	191,116	166,036

Total net revenues	4,039,397	2,030,455

Cost of revenues	1,997,109	1,720,311

GROSS PROFIT	2,042,288	310,144

OPERATING EXPENSES
General and Administration	452,968	671,573
Salaries	585,032	367,530
Rent	22,341	21,501
TOTAL OPERATING EXPENSES	1,060,341	1,060,604

NET INCOME (LOSS) FROM OPERATIONS	981,947	(750,460)

Other income (expense)
Interest expense	(174,166)	(706,230)
Interest income	1,077	3,828
TOTAL OTHER INCOME (EXPENSE)	(173,088)	(702,402)

INCOME (LOSS) FROM OPERATIONS before provision for income taxes	808,859	(1,452,862)

Provision for income taxes	(317,177)	(95,469)

NET INCOME (LOSS)	$491,682	$(1,357,393)

Net income (loss) per share basic and diluted	$0.06	$(0.16)

Weighted average number of shares
Outstanding during the period -
basic and diluted	8,459,928	8,425,484

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC.
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2009
(UNAUDITED)

							Retained
					Additional		Earnings/	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Equity

Balances, December 31, 2008	-	$-	8,425,484	$8,425	$3,295,226	$(93,750)	$(2,321,956)	$887,945

Common Stock issued in acquisition		-	100,000	100	19,900	-	-	20,000
Deferred compensation	-	-	-	-	-	12,500	-	12,500
Options issued to officers	-	-	-	-	50,986	-	-	50,986
Options issued to employees	-	-	-	-	2,929	-	-	2,929
Options issued to directors	-	-	-	-	5,744	-	-	5,744
Net Income	-	-	-	-	-	-	491,682	491,682

Balances, March 31, 2009	-	$-	8,525,484	$8,525	$3,374,785	$(81,250)	$(1,830,274)	$1,471,786

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	MARCH 31,	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$491,682	$(1,357,393)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	12,240	9,973
Provision for uncollectible accounts	(19,000)	-
Amortization of deferred financing costs	-	182,380
Amortization of discount of convertible notes payable	63,142	420,908
Deferred compensation	12,500	12,500
Options issued for services	2,929	15,160
Options issued to officers	50,986	27,785
Options issued to directors	5,744	5,022
Changes in operating assets and liabilities:
(Increase)Decrease in accounts receivable, net	1,021,083	(104,811)
(Increase) Decrease in advances to employees	(3,309)	1,687
(Increase) Decrease in prepaid expenses	(31,862)	(1,241)
Increase (Decrease) in accounts payable and accrued expenses	97,268	133,986
Increase (Decrease) in accrued salaries	147,271	102,398
Increase (Decrease) in accrued taxes	317,177	(95,471)
Net cash (used in) provided by operating activities	2,167,851	(647,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	305,973	-
Purchase of hospital contracts & non-compete	(50,000)	-
Net cash provided by investing activities	255,973	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable from related party	(150,000)	-
Issuance of common stock	-	-
Repayment of convertible notes payable	(1,357,500)	-
Net Cash used in financing activities	(1,507,500)	-

NET INCREASE (DECREASE) IN CASH	916,324	(647,117)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	431,731	1,145,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,348,055	$498,242

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$120,489	$-

SUPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	$20,000	$-

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Organization

Through our wholly owned subsidiary, ASA we provide professional surgical assistant services to patients, surgeons, and healthcare institutions. Our high quality services result in cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of service. We are certified by the Joint Commission.

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
AS OF MARCH 31, 2009
(UNAUDITED)

to enter into service contracts with us to utilize our uniquely qualified and skilled surgical assistant professionals, this dynamic and effective business model has been developed over more than twenty years of continuous research and improvement, monitoring the quality of service and examination of feedback from our clients.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements of American Surgical Holdings, Inc, and it subsidiaries should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s  2008 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature. Intercompany transactions and balances have been eliminated.

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
OF MARCH 31, 2009
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

The Company recognized a fair market value of $59,659 for stock options earned for the three months ended March 31, 2009.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options and warrants was 8,391,000 at March 31, 2009 and 4,541,000 on March 31, 2008 were excluded from the computation of diluted earnings per share since their effect remains anti-dilutive

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company recognizes revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF MARCH 31, 2009
(UNAUDITED)

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

Recent Accounting Pronouncements

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
OF MARCH 31, 2009
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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB

Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

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
OF MARCH 31, 2009
UNAUDITED)

NOTE: 2 CONVERTIBLE NOTES PAYABLE

A discount with respect to the Note (Notes) issued during 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the offering.

The Notes matured in June, 2008 and the discount was amortized over the life of the note. The Company negotiated a modification and extension of the $2,715,000 Promissory Notes which were due and payable in June 2008. One of the modifications pertained to the $2.00 per share warrants that were issued in 2007. The Company exchanged the old warrants for the new warrants as a part of the extension of the debt and the difference between the fair values as a discount and is amortized as interest expense over the life of the new warrants. The notes payable to Note holders were extended in July 2008.

The Company has agreed with Dawson James Securities, Inc., as the Note holders Agent to the following revisions to the terms of the Notes and warrants:

●           The Notes to be secured by the Company’s accounts receivable and an assignment of any proceeds received by the Company from any actions for past claims from legal action against or settlement with insurance carriers. The proceeds from the legal actions would be given to the Note holders.

●           The Notes were to be secured by the Company’s accounts receivable and an assignment of any proceeds received by the Company from any receipts for past claims from legal action against or settlement with insurance carriers. The proceeds from the legal actions would be given to the Note Holders.

●
The Note Holders have a first priority lien. The lien and security interest of the receivables would be released to make available as collateral for financing facility, if, $1.0 million is paid to reduce the principal balance outstanding.

●	The maturity date is December 31, 2009 on any remaining balance and accrued interest.

●	The Company will make a monthly payments into an escrow account (Restricted Cash) jointly controlled by the Company and Dawson James Securities Inc.

●
A monthly installment of $117,000 beginning in April, 2009 will be for the benefit of the Note Holders and is to be distributed pro rata to the Note Holders. The timing of the distribution shall be determined by the terms of Amendment No. 1 to the Notes which stipulates Mandatory Quarterly Disbursements of Monthly Payments.  Within (10) days of the end of each calendar quarter, in addition to a mandatory Disbursement of the Threshold Amount.  Within twenty (20) days of the accumulated amounts available in the Escrow Fund from the Pay down Payments, Litigation Proceeds and Facility Proceeds, if any, reaching a minimum of $200,000 (the “Threshold Amount”) at any time, the Escrow Agent shall be required to disburse, at a minimum, the Threshold Amount to pay down interest due on the Principal Amount for each relevant calendar quarter and second, to pay down the Principal Amount outstanding under the Master Note. It also calls for Automatic Disbursements.  If on or before the Maturity Date the Company pays in full all amounts due under the Master Note, including the aggregate face principal amount of the Master Note, including the aggregate face principal amount of the Master Note an any accrued but unpaid interest thereon.

●
Within five (5) business days of approving any individual expenses in excess of $25,000 and/or any expenditure not in the ordinary course of business, the Company shall deliver to the Note Holders Agent a copy of the relevant board or audit committee minutes or written consent setting forth the resolutions approving such expense(s).

●
The Company will not, in any form or any manner, increase or add to the compensation and/or benefits received the four principals unless a unanimously consent by the independent members of the board of directors is obtained

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF MARCH 31, 2009
(UNAUDITED)

The $2.00 per share warrants issued in 2007 to the Note Holders upon the issuance of the original notes has been modified as follows:

●	The exercise price of the warrants issued to the Note Holders has been re-priced to $0.10 for half the warrants and to $0.75 for the remaining half of the warrants.

●
If the Company fails to repay the Note Holders 50% or more of their principal by March 31, 2009, then the warrants price at $0.75 shall be re-priced to $.20 per share. The Company has treated the re-pricing of these warrants as a contingency.

●	All warrants will expire four years from the execution date of the loan modification and any extension agreements thereof.

The Note Holders received new warrants in exchange for old warrants with the extension of the debt.  The value of the new warrants issued with the debt is recorded as a discount and amortized to interest expense.  APB 14 states from the point of view of the issuer, the sales of a debt security with warrants results in a lower cash interest cost than otherwise be possible or permits financing not otherwise practicable.

●	All warrants will expire four years from the execution date of the loan modification and any extension agreements thereof.

The Note holders received new warrants in exchange for old warrants with the extension of the debt.  The value of the new warrants issued with the debt is recorded as a discount and amortized to interest expense.  APB 14 states from the point of view of the issuer, the sales of a debt security with warrants results in a lower cash interest cost than otherwise be possible or permits financing not otherwise practicable.

The incremental value of 50% of the warrants using the $0.10 exercise price is expensed over the period from the modification date (July 23, 2008) to December 31, 2009.  The incremental value of the remaining 50% of the warrants using the $0.75 exercise price was expensed over the modification date (July 23, 2008) to March 31, 2009  The interpretation is from paragraph 51 of  SFAS 123R.

NOTE 3 BUSINESS ACQUISITIONS

During February, 2009, we reached an agreement with Coastal Surgical Assistants in Virginia to join the Company. The agreement became effective March 1, 2009.  The agreement gives the current owner $50,000 in cash upon execution and an incentive bonus based on profits, a salary, and 50,000 shares of common stock and 50,000 shares of restricted shares vesting on the first anniversary of the closing date.

NOTE 4 – EQUITY

Stock Options and Warrants

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	3 to 5 years
Interest Rate	2.25% to 4.25%
Dividend Yield	$0
Volatility	28% To 280%
Forfeiture Rate	0

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

The Company recognized an expense of $59,659   for stock options earned during the three months ended March 31, 2009.

The following tables summarize all stock option grants as of December 31, 2008 and March 31, 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2008	1,283,000	$1.36
Granted	3.850,000	0.08
Exercised
Forfeited	-
Balance at March 31, 2009	5,133,000	0.40
Options exercisable at March 31, 2009	1,038,137	$1.36
Weighted average fair value of options granted during 2009		$0.08

The following tables summarize information about stock options for the Company at March 31, 2009 and December 31, 2008:

March 31, 2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
$0.08	3,850,000	2.98	$0.08	31,644	$0.08
$1.00 – 2.00	1,203,000	0.90	$1.50	926,493	$1.20
$2.01 – 3.10	80,000	1.64	$2.43	80,000	$2.43

December 31, 2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$1.00 – 2.00	1,203,000	1.05	$1.29	838,417	$1.32
$2.01 – 3.10	80,000	1.89	$2.43	80,000	$2.43

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The following tables summarize all stock warrants granted the end of December 31, 2008 and March 31, 2009, and the related changes during these periods are presented below.

	Number of Warrants		Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2008		3,258,000	2.00
Granted	-
Exercised		-
Forfeited		-
Balance at March 31, 2009		3,258,000	0.690

Warrants exercisable at March 31, 2009		3,258,000	$0.69
Weighted average fair value of warrants granted during 2008			-

All 3,258,000 warrants are fully vested, exercisable and non-forfeitable.

The following tables summarize information about stock warrants for the Company at March 31, 2009 and December 31, 2008:

March 31, 2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.10-0.75	2,715,000	1.31	$0.43	2,715,000	$0.43
$2.00	543,000	2.18	$2.00	543,000	$2.00

December 31, 2008 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.10 – 0.75	2,715,000	1.56	$0.43	2,715,000	$0.43
$2.00	543,000	2.42	$2.00	543,000	$2.00

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 RELATED PARTY TRANSACTION

On March 29, 2009, the President and shareholder of the Company inadvertently charged $10,667 on the Company's credit card. Once noted on April 2, 2009, the President repaid the Company in full.

NOTE 6 SUBSEQUENT EVENT

The Company signed in April 2009 “Amendment No. 1 to Escrow Agreement”.   This amendment pertains to the Escrow Agreement dated August 22, 2008 but effective as of July 23, 2008.  The amendment is dated March 31, 2009.   The agreement combines the monthly payment of $65,000 and $52,000 into one single payment of $117,000 each month which is due by the 15th of the month.  The amendment gives instructions on the release of funds in the escrow account:

Mandatory Quarterly Disbursements of Monthly Payments.  Within (10) days of the end of each calendar quarter, the Escrow Agent shall be required to disburse the accumulated Monthly Payments to first pay down interest due on the Principal Amount for each relevant calendar quarter and second, to pay down the Principal Amount outstanding under the Master Note.

Mandatory Disbursements of Threshold Amount.  Within twenty (20) days of the accumulated amounts available in the Escrow Fund from the Pay down Payments, Litigation Proceeds and Facility Proceeds, if any, reaching a minimum of $200,000 (the “Threshold Amount”) at any time, the Escrow Agent shall be required to disburse, at a minimum, the Threshold Amount to pay down interest due on the Principal Amount for each relevant calendar quarter and second, to pay down the Principal Amount outstanding under the Master Note.

Automatic Disbursements.  If on or before the Maturity Date the Company pays in full all amounts due under the Master Note, including the aggregate face principal amount of the Master Note, including the aggregate face principal amount of the Master Note an any accrued but unpaid interest thereon,

April, 2009, the Company’s compensation committee recommended and it was unanimously approved by the independent board of directors $300,000 of bonuses to the four principals, CFO and the billing department.  The billing department personnel would to receive their bonuses in April.  The four principals and the CFO are to receive their bonuses over a three month period with 60% paid the first month and the remaining 40% to be paid over the next two months provided certain milestones were met.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words may, will, anticipate, believe, estimate, expect, intend and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Report on Form 10-Q as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

GENERAL

The following Management’s Discussion, Analysis, and Plan of Operation highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the period ending March 31, 2009, with their explanatory notes included as part of this Form 10-Q, and our Management’s Discussion, Analysis, and Plan of Operation for the twelve months ended December 31, 2008 included in our Form 10-K.

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

In 2006 we incorporated our other subsidiary, ATS Billing Services, Inc. (ATS) to provide HIPAA-compliant billing and collection services for healthcare industry professionals.  This function was transferred to ASA in 2008.  ATS is currently dormant.

In January 2007, the Company completed a 1 for 1.75 common stock consolidation and in April 2007 the Company completed a 1 for 2 common stock consolidation. All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenues

Net Revenues almost doubled (99% increase) or an increase of $2,008,942 for the three months ended March 31, 2009 over the same period ended March 31, 2008.    The steps management took in 2008 in eliminating contracts with insurance companies, improved billing and increase procedures were responsible for the increase.   The Company signed a contract with a third party at the end of 2008 that took effect in the beginning of 2009 which facilitated reimbursement.  Finally, our billable procedures increase 25% in the first quarter of 2009 versus 2008.

Cost of Revenue

Our Cost of Revenue (“COR”) increased 16% or $276,798 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The Company experienced a 25% increase in procedures and a 16% increase in Cost of Revenue due to improved utilization of surgical assistants.

Gross Profit

Gross profit increased 558% or $1,732,144 for the three months ended March 31, 2009 over the same period ended March 31, 2008.  The increase in 2009 is due to higher net revenue and lower cost of revenue.  The improvement is due to steps management took in 2008, these improvements included better utilization of available manpower, cancellation of unfavorable contracts, and a 25% increase in the number of procedures performed in 2009 over 2008.

Operating Expenses

Total operating expenses during the first quarter of 2009 were $1,060,341 compared to $ 1,060,604 during the first quarter of 2008, a decrease of $263.  Salaries have increased in the first quarter of 2009 versus the first quarter of 2008 due to new employees hired which was made necessary by the increase in business   The increase in salaries was offset by the decrease in general and administrative expenses.   The steps management took in 2008 were the key in keeping the overall operating expenses in line with the previous year.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months ended March 31, 2009 and 2008 expressed as a percentage of Net Revenue.

	For the quarters ended
	March 31
	2009	2008

Revenues, net	100%	100%

Cost of Revenues	50%	85%

Gross Profit	50%	15%

Operating Expenses	27%	52%

Net Loss from Operations	23%	-37%

Other (Expense) Income	-4%	-35%

Loss from Operations	19%	-72%

Provision for Income Taxes	-8%	5%

Net Income (Loss)	11%	-67%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had $1,348,055 in cash and cash equivalents on hand compared to $431,731 on hand at December 31, 2008.  Our working capital (defined as current assets less current liabilities) for the three months ended at March 31, 2009 was 1,358,330 compared to $832,248  at December 31, 2008.

Our operating activities provided cash of 2,187,751 for the three months ended March 31, 2009 compared to cash used in operations of $647,117 for the same period in 2008.

The Company was under contract with three of the five major insurance companies during 2007 and continuing into 2008. During 2008 all of the contracts were cancelled with the last one terminated May 15, 2008. The Company has experienced an increase in the cash flow from the accounts receivables and reimbursement rates from the insurance companies. Another factor that influenced cash flow during the quarter was the practice of charge backs by the insurance companies. The charge-backs for the first quarter have been substantially less than the first quarter in 2008.

The Company paid $150,000 note to related party and one half of the $2,815,000 note in March 2009.

Outlook

The revenue for the first quarter has historically been low and it increases in the succeeding quarters.    Management feels this is due to insured patients having their surgeries done in the fourth quarter due to the deductible on their insurance policies.  The first quarter in 2009 has been an exception.   Revenue for the first quarter of 2009 is almost double that of the same quarter for the previous three years.   Listed below are our revenues for the first quarter.

•	2006 - $2,235,926

•	2007 - $2,571,275

•	2008 - $2,030,455

•	2009 - $4,039,397

Management in 2008 and continuing in 2009 has made a number of changes to improve sales:

•	The cancellation of the unfavorable insurance contracts.

•	An increase of 25% in billable procedures in the first quarter of 2009 versus the first quarter of 2008.

•	The signing of a contract with a third party to facilitate payments.

•	Additional surgical procedures per employee.

•	Revamping of the billing and appeals procedures at the Company.

•	Addition of two new hospitals in Virginia beginning March 1, 2009.

The net income (after taxes, and interest) has also increased in the first quarter of 2009.  Listed below are the net incomes for the first quarter for the last four years.

•	2006 - $ 260,395

•	2007 - $ (138,183)

•	2008 - $ (1,357,393)

•	2009 - $ 491,682

Demand for our surgical assistants services continue to grow.  The Company expects the trends beginning in the second, third and fourth quarter of 2008 and the first quarter of 2009 to continue.  Management will continue to focus on monitoring the areas we can control by continuing to provide high value service to our clients at a reasonable price. We continue to monitor our expenses.

Critical Accounting Policies

The Company’s significant accounting policies are summarized in Note 1 of the Company’s Condensed Consolidated Financial Statements included herein. Policies determined to be significant are those policies that have the greatest impact on the Company’s financial statements and require management to use greater degree of judgment and estimates.

Actual results may differ from those estimates. Management believes that given the current facts and circumstances, it is unlikely that applying any other reasonable judgment or estimate methodologies would cause effect on the Company’s consolidated results of operation or financial position and liquidity for the periods presented in this report.

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

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team continues to evaluate our internal controls over financial reporting in 2009 as we implement our Sarbanes Oxley Act; we are continually testing our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened against the Company, there are multiple law suits filed at both state and federal levels by the Company against insurance carriers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February, 2009, we reached an agreement with Coastal Surgical Assistants in Virginia to join the Company. The agreement became effective March 1, 2009.  The agreement gives the current owner $50,000 in cash upon execution and an incentive bonus based on profits., a salary, and 50,000 shares of common stock and 50,000 shares of restricted shares to become vested on the first anniversary of the closing date.

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

AMERICAN SURGICAL HOLDINGS, INC.

Date: May 15, 2009	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer and Principal Executive Officer

Date: May 15, 2009	By:	/s/ JAMES A. LONGAKER
James A. Longaker
Chief Financial Officer and Principal Accounting Officer