Form 10-K/A
period 2008-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2009-06-09
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Number of shares of the registrant’s common stock outstanding as of  March 30, 2009 was: 8,475,484

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Annual Report on Form 10-K as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

This Form 10-K is being amended to revise based upon comments received from the SEC on May 5, 2009 to reflect revised controls and procedures and Note disclosures .

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of March 30, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	( c)
Equity compensation	783,000 shares	$2.23	2,217,000 shares
plans approved by
security holders

Equity compensation	None
plans not approved
by security holders
Total	783,000 shares	$2.23	2,217,000 shares

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

Contractual Obligations

The following table summarizes the payments due under contractual obligations as of December 31, 2008:

						TOTAL
	2009	2010	2011	2012	2013	THEREAFTER
Executive Officers (1)	$1,490,194	$1,370,800	$1,128,800	$1,128,800	$1,128,800	$2,727,933

Senior Consultants (2)	826,708	498,667	-	-	-	-

Consultants (3)	12,000	-	-	-	-	-

Operating Leases (4)	101,800	105,012	106,152	-	-	-

Convertible Note Payable (5)	2,715,000	-	-	-	-	-

TOTAL	$5,145,702	$1,974,479	$1,234,952	$1,128,800	$1,128,800	$2,727,933

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

Note 5 - In May 2007, the Company began offering for sale a limited number of Units pursuant to a Private Placement Memorandum (“PPM”).  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).  The notes were extended on July 23, 2008 to December 31, 2009.

The first 12.30 Units, in the principal amount of $1,230,000 plus accrued interest of $187,575 matures on June 7, 2008.  The second 14.85 Units in the principal amount of $1,485,000 plus accrued interest of $226,462 matures on July 2, 2008.   In July 2008, the original notes were renegotiated with half due in March of 2009 and the other half would be automatically extended to December 2009 upon payment of the March 31, 2009 principal balance. One half was paid in March 2009 with the other half due December 2009

LIQUIDITY AND CAPITAL RESOURCES

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

In July 2008, the original notes were renegotiated with half due in March of 2009 and the other half would be automatically extended to December 2009 upon payment of the March 31, 2009 principal balance. One half was paid in March 2009 with the other half due December 2009. The warrants were re-priced with one half re-priced at 10 cents per warrant and one half re-priced at 75 cents per warrant (the half re-priced at 75 cents per warrant would have been re-priced to 20 cents per warrant if the company did not pay half the notes by March 31, 2009). The fair value of the options was reset to $245,150. As of December 31, 2008, $113,657 was charged to interest expense and $131,493 remains to be amortized.   The Company plans on paying the first half of the note from cash generated from operations in the first quarter of 2009 and the second half of the note either from cash generated from operations or from cash received from borrowings on accounts receivable .  The Notes were secured by the Company's accounts receivable and an assignment of any proceeds received by the Company from any actions for past claims from legal action against or settlement with insurance carriers. The proceeds from the legal actions would be given to the note holders.

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

ITEM 8:         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on pages F-1.

ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of the achieving their control objectives.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of the current principal executive officer and current principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Notwithstanding this determination, our management believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position and results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Note 5 and 6  - In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted 250,000 options to purchase the Company’s common stock. These options vest ratably over 3 years. For each officer the fair value of the options amortized in 2008 and 2007 was $ 37,045 and $56,600 respectively.

Note  7 - In November 2005, the Company issued 1,428,573 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  The Company expensed $50,000 in 2008 and 2007 and 2006. The unamortized balance at December 31, 2008 of $93,750 will be amortized on a straight-line basis over the remaining life of the agreements.

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

Equity
								Equity	incentive plan
			Equity				Market	incentive plan	awards: market
	Number of	Number of	incentive plan				value of	awards: # of	or payout value
	securities	securities	awards: # of			# of	shares	unearned	of unearned
	underlying	underlying	securities			shares or	or units of	shares, units	shares, units
	unexercised	unexercised	underlying			units of	stock that	or other rights	or other rights
	options	options	unexercised	Option	Option	stock	have not	that have	that have
	(#)	(#)	unearned	exercise	expiration	that have	vested	not vested	not vested
	Exercisable	Un-exercisable	options	price ($)	date	not vested	($)	(#)	($)
NAME	(b)	©	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zak W. Elgamal	166,667	83,333		2.42	1/1/2010	83,333	201,667
Jaime Olmo-Rivas	166,667	83,333		2.42	1/1/2010	83,333	201,667
Totals	333,333	166,667				166,667	403,334

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

ITEM 14:       EXHIBITS

(b)		Exhibits

3.1		Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation
3.2		By-Laws
10.1		Employee stock option plan (2)
10.2		Service Agreement and Amendments for Zak Elgamal and Jaime Olmo-Rivas
10.3		Bland Chamberlain Consulting Agreement and Amendments
10.4		Jose Chapa Consulting Agreement and Amendments
10.5		Master Promissory Note dated July 23, 2008
14.1		Code of Ethics (1)
14.2		Charter for the Audit Committee (3)
14.3		Charter for the Compensation Committee (4)
14.4		Charter for the Nominating Committee (5)
31.1		Certification of Zak W. Elgamal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of James A. Longaker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Zak W. Elgamal pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James A. Longaker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 22, 2005
	(2)	Incorporated by reference to the Preliminary 14(c) filed with the SEC on March 26, 2007

	(3)	Incorporated by reference to Exhibit 14.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(4)	Incorporated by reference to Exhibit 14.3 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007
	(5)	Incorporated by reference to Exhibit 14.4 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007

ITEM 15:       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the aggregate fees billed to us by Webb & Company, P.A. for the fiscal years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Audit Fees (a)	50,768	$52,020	$45,000
Audit-Related Fees (b)			$9,219
Tax Fees (c)
All other Fees (d)

TOTAL	$50,768	$52,020	$54,219

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

AMERICAN SURGICAL HOLDINGS, INC.

By:	/s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer
(Principal Executive Officer)

Dated:	June 8 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zak W. Elgamal	Director	June 8 , 2009
Zak W. Elgamal	President, Chief Executive Officer (Principal Executive Officer)

/s/ Jaime Olmo-Rivas	Director	June 8 , 2009
Jaime Olmo-Rivas	Vice President

/s/ James A. Longaker	Chief Financial Officer	June 8 , 2009
James A. Longaker, CPA	(Principal Financial and Accounting Officer)

/s/ Dr. Charles Bailey	Director	June 8 , 2009
Dr. Charles Bailey

/s/ Dr. Michael Kleinman	Director	June 8 , 2009
Dr. Michael Kleinman

/s/ Henry Y. L. Toh	Director	June 8 , 2009
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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

	2009	2010	2011	2012	2013	THEREAFTER
Executive Officers (1)	$1,490,194	$1,370,800	$1,128,800	$1,128,800	$1,128,800	$2,727,933

Senior Consultants (2)	826,708	498,667	-	-	-	-

Consultants	12,000	-	-	-	-	-

Operating Leases	101,800	105,012	106,152	-	-	-

Convertible Note Payable (3)	2,715,000	-	-	-	-	-

TOTAL	$5,145,702	$1,974,479	$1,234,952	$1,128,800	$1,128,800	$2,727,933

(1) - Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive directors of the Company, are each entitled to receive annual cash compensation of $564,400 plus health, disability and life insurance coverage pursuant to Ten year employment agreements as CEO of American Surgical Holdings and Vice president of ASA respectively, entered into on May 1, 2006 ending 2016. James A. Longaker, CFO, was hired in November 2007 at an annual salary of $120,000 ending November 2009.

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

(2) - In November 2005, Mr. Chamberlain and Mr. Chapa, senior consultants to the Company, entered into employment agreements and consulting agreements between the Company and corporations owned by them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive an annual combined cash compensation of $344,000 for the employment agreement and the consulting agreements plus health and disability insurance coverage.  In addition, their corporations are paid a monthly consulting fee of $6,000 each. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2007 and 2006.  The consulting agreements include an early termination provision that proscribe a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

(3) - In May 2007, the Company began offering for sale a limited number of Units pursuant to a Private Placement Memorandum (“PPM”).  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the Warrants”).  The notes were extended on July 23, 2008 to December 31, 2009.

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

NOTE 5 - INCOME TAXES

Income tax expense for the years ended December 31, 2008, 2007 and 2006 reflects an effective tax rate different from the statutory federal tax rate (generally, 34%).  For the years ended December 31, 2008, 2007 and 2006 the Company’s effective tax rate was (4.21%), (24.97%) and 40.44%, respectively.  The differences arise because some items that are deductible for financial statement purposes are not deductible for Federal income tax purposes.  These include life insurance premiums, expenses related to unexercised options, amortization of discount, political contributions and 50% of meals and entertainment expenses.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Income tax expense (benefit) for the periods ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Current Federal tax (asset) liability	$-	$(575,408)	$466,492

Deferred Federal tax (asset) liability	(47,808)	(447,440)	185,354

Income tax expense (benefit)	$(47,808)	$(1,022,848)	$651,846

The table below presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate (34%) to income before taxes for the periods ended December 31:

	2008	2007	2006
Federal income tax expense (34%)	$(386,166)	$(1,392,652)	$564,213
Tax effects of:
Nondeductible life insurance	-	30,600	84,000
Compensation based on unexercised options	36,616	40,202	-
Amortization of discount	299,584	293,635	-
Disallowed meals & entertainment	6,402	3,667	3,633
Other	(4,244)	1,700	-

Income tax expense (benefit)	$(47,808)	$(1,022,848)	$651,846

Effective Rate	(4.21% )	(24.97% )	40.44%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Deferred tax assets
Net operating loss carryforward	$(172,910)	$(334,850)	$-
Deferred tax liabilities
Section 481(a) adjustment	204,144	408,288	612,432
Other deferred liabilities	-	22,033	39,414

Net deferred tax liabilities	$31,234	$95,471	$651,846

Gross remaining net operating loss carryforward	$(508,560)	$(984,854)	$-

Gross remaining section 481(a) adjustment	$600,424	$1,200,848	$1,801,274

For the year 2007, the Company’s reported a net operating loss (NOL) of $2,338,753, of which $1,353,899 was carried back to 2006 and the Company received refunds of prior tax payments in the amount of $575,408.  After applying $476,294 of the NOL to 2008, the remaining NOL of $508,560 is available for carry forward to reduce future tax liabilities of the Company.  The Company changed from the cash method to the accrual method in reporting taxable income in 2007.  The Section 481 (a) adjustment, which is the difference between cash and accrual methods of accounting, is spread over a three year period.  The final adjustment of $600,424 will be offset by the remaining NOL of $508,560, which will result in taxable income as of January 1, 2009 of $91,864.  That taxable income at the Federal tax rate of 34% is shown as the deferred income tax on the liability section of the balance sheet in the amount of $31,234.

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

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the offering.  For its services Dawson earned a cash commission equal to 10% and a non-accountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.00 per share .

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

Upon completion of this first round of the offering the Company issued warrants to Dawson to purchase 246,000 shares of common stock. The value of these warrants was determined by management to be $146,917. The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs and is being amortized to interest expense over the life of the Notes.  As at December 31, 2008 and 2007 $85,701 and $61,216   were charged to interest expense and $0 and $85,701    remain to be amortized, respectively.

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

In July 2008, the original notes were renegotiated with half due in March of 2009 and the other half would be automatically extended to December 2009. One half was paid in March 2009 with the other half due December 2009. The warrants were re-priced with one half re-priced at 10 cents per warrant and one half repriced at 75 cents per warrant (the half re-priced at 75 cents per warrant would have been re-priced to 20 cents per warrant if the company did not pay half the notes by March 31, 2009). The price was reset to $245,150. As of December 31, 2008, $113,657 was charged to interest expense and $131,493 remains to be amortized.

The interest rate was 15% on the original notes and the renegotiated notes.  The maturity date of the original notes was June 30, 2007 and the renegotiated notes were March 31, 2008 with an automatic extension to December 31, 2008 if certain conditions were met.

The Company incurred deferred financing costs of $34,044 associated with the offering in the form of legal and blue sky fees.

The Notes are convertible into the Company’s common stock if the Company commences a Qualified Offering prior to the maturity date of the Notes. In lieu of repayment of principal and interest on the Notes, the Holder of the Notes may acquire Company securities in the amount of such principal and interest at a purchase price equal to 85% of the price per security sold in the Qualified Offering.  In this regard, a Qualified Offering means the completion of an offering or offerings of Company securities, including any offering of debt or equity securities, or securities convertible into debt or equity securities, in an amount not less than $3.0 million.  At this time the Company has not completed a Qualified Offering. In addition, if the Company fails to register the shares underlying the warrants upon notice by the holders of more that 50% of the warrants within three weeks with the Securities and Exchange Commission, the warrant holders can require the Company to tender the warrants to the Company for a sum equal to the number of warrants outstanding multiplied by the current market value less the exercise price of the warrants. As of December 31, 2008, No notice has been received by the Company. The warrants expire at various dates through July, 2012. As of December 31, 2008, the Company has not recorded any liability for the exercise of the warrants.

The net proceeds from the offering were used for general corporate and working capital needs.

The note payable due to a related party of $150,000 was signed on June 12, 2008 and extended on September 12, 2008 to a new maturity date of June 15, 2009.  The note incurs interest at a rate of 15% annually.  During 2008 $12,452 was charged to interest expense and $12,452 of accrued interest is included in accrued expenses. All accrued interest on this note as of December 31, 2008 was paid in January 2009 and the principal and accrued interest from January 1, 2009 was paid in full during Marc h of 2009 .

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

Modification  of the Notes

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

As of December 31, 2008, we are in compliance with all the covenants

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

Options Issued to Directors/Officers

In March 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted options to purchase 250,000 shares of common stock.  The options vest quarterly on a ratable basis over 3 years.  The Company also granted 75,000 options to the lead independent director and 25,000 options to each of the other two independent directors.

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

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2006
Granted	783,000	$2.23
Exercised	-
Forfeited	-
Balance at December 31, 2007	783,000	2.23
Granted	-	-
Exercised	-
Forfeited	-
Balance at December 31, 2008	783,000	2.23
Options exercisable at December 31, 2008	585,083	$2.23
Weighted average fair value of options granted during 2008		-

Of the total options granted, 585,083 are fully vested, exercisable and non-forfeitable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008, 2007 AND 2006

The following tables summarize information about stock options for the Company at December 31, 2008 and 2007:

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$1.00 – 2.00	703,000	1.08	$2.20	505,083	$2.20
$2.01 – 3.10	80,000	1.89	$2.43	80,000	$2.43

2007 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$1.00 – 2.00	703,000	2.09	$2.20	270,750	$2.20
$2.01 – 3.10	80,000	2.89	$2.43	65,000	$2.27

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