Form 10-Q
period 2009-06-30
AMERICAN SURGICAL HOLDINGS INC
filed 2009-08-14
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2009: 8,525,484 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10Q
 JUNE 30, 2009

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

SIGNATURE

Part 1.     FINANCIAL INFORMATION

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

PAGE	F-4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND 2008 (UNAUDITED)

PAGE	F-5 - F15	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	JUNE 30,
	2009	DECEMBER 31,
	(UNAUDITED)	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,662,247	$431,731
Restricted cash	-	373,653
Accounts receivable, net	2,247,526	3,443,471
Advances to employees	23,774	13,100
Prepaid expenses and other current assets	65,329	4,708
TOTAL CURRENT ASSETS	3,998,876	4,266,663

PROPERTY AND EQUIPMENT, NET	44,884	55,697
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	42,667	-
TOTAL ASSETS	$4,086,427	$4,322,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$149,222	$217,072
Accrued income tax	292,780	31,234
Accrued salaries & bonuses	1,002,168	452,602
Note payable, related party	-	150,000
Convertible Notes payable, net of unamortized discount
of $0 and $767,474	-	2,583,507
TOTAL CURRENT LIABILITIES	1,444,170	3,434,415

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,525,484 and 8,425,484 shares issued
and outstanding	8,525	8,425
Additional paid-in capital	3,440,143	3,295,226
Deferred compensation	(68,750)	(93,750)
Accumulated deficit	(737,661)	(2,321,956)
TOTAL STOCKHOLDERS' EQUITY	2,642,257	887,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,086,427	$4,322,360

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues, net	$5,938,695	$2,575,143	$9,978,092	$4,605,598

Cost of revenues	1,919,232	1,772,024	3,916,341	3,492,335

GROSS PROFIT	4,019,463	803,119	6,061,751	1,113,263

OPERATING EXPENSES
General and Administration	725,594	372,885	1,178,562	798,999
Salaries	1,428,502	621,046	2,013,534	1,234,035
Rent	22,941	24,075	45,282	45,576
TOTAL OPERATING EXPENSES	2,177,037	1,018,006	3,237,378	2,078,610

NET INCOME ( LOSS) FROM OPERATIONS	1,842,426	(214,887)	2,824,373	(965,347)

Other income (expense)
Interest expense	(106,417)	(585,205)	(280,583)	(1,291,435)
Interest income	974	543	2,051	4,371
TOTAL OTHER INCOME (EXPENSE)	(105,443)	(584,662)	(278,532)	(1,287,064)
INCOME (LOSS) FROM OPERATIONS	1,736,983	(799,549)	2,545,841	(2,252,411)
(Provision for) benefit from income taxes	(644,369)	16,427	(961,546)	79,042

NET INCOME (LOSS)	$1,092,614	$(783,122)	$1,584,295	$(2,173,369)

Net income (loss) per share basic	$0.13	$(0.09)	$0.19	$(0.26)
Net income (loss) per share diluted	$0.10	$(0.09)	$0.18	$(0.26)

Weighted average number of shares
Outstanding during the period - basic	8,525,484	8,425,484	8,492,887	8,425,484
Outstanding during the period - diluted	11,483,817	8,425,484	9,052,887	8,425,484

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2009
(UNAUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Equity

Balances, December 31, 2008	-	$-	8,425,484	$8,425	$3,295,226	$(93,750)	$(2,321,956)	$887,945

Common Stock issued in acquisition		-	100,000	100	19,900	-	-	20,000
Deferred compensation	-	-	-	-	-	25,000	-	25,000
Options issued to officers	-	-	-	-	106,933	-	-	106,933
Options issued to employees	-	-	-	-	6,700	-	-	6,700
Options issued to directors	-	-	-	-	11,384	-	-	11,384
Net Income	-	-	-	-	-	-	1,584,295	1,584,295

Balance, June 30, 2009	-	$-	8,525,484	$8,525	$3,440,143	$(68,750)	$(737,661)	$2,642,257

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$1,584,295	$(2,173,369)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	38,147	19,944
Provision for uncollectible accounts	(19,000)	-
Amortization of deferred financing costs	-	322,521
Amortization of discount of convertible notes payable	131,493	767,474
Deferred compensation	25,000	25,000
Options issued for services	6,700	30,320
Options issued to officers	106,933	43,220
Options issued to directors	11,384	7,812
Changes in operating assets and liabilities:
(Increase)Decrease in accounts receivable, net	1,214,945	(511,127)
(Increase) Decrease in advances to employees	(10,674)	(2,265)
(Increase) Decrease in prepaid expenses	(60,621)	5,824
(Increase) Decrease in FIT receivable	-	575,408
Increase (Decrease) in accounts payable and accrued expenses	(36,838)	349,200
Increase (Decrease) in accrued salaries	518,553	-
Increase (Decrease) in accrued taxes	261,546	(95,471)
Net cash (used in) provided by operating activities	3,771,863	(635,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	373,653	-
Purchase of hospital contracts & non-compete	(50,000)	-
Purchase of property and equipment	-	(3,940)
Net cash provided by investing activities	323,653	(3,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable from related party	(150,000)	150,000
Repayment of convertible notes payable	(2,715,000)	-
Net Cash used in financing activities	(2,865,000)	150,000

NET INCREASE (DECREASE) IN CASH	1,230,516	(489,449)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	431,731	1,145,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,662,247	$655,910

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$700,000	$16,427
Cash paid for interest expense	$218,169	$-

SUPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	$20,000	$-

 See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
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

These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Organization

Through our wholly owned subsidiary, ASA, Inc. we provide professional surgical assistant services to patients, surgeons, and healthcare institutions. Our high quality services deliver cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of patient care. We are certified by The Joint Commission, (Formerly Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

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

We market our services to hospitals, surgeons and healthcare facilities. Presently, we provide service in Houston and Corpus Christi, Texas, Lawton, Oklahoma and Suffolk, Virginia. We plan to extend our services to other healthcare facilities in Texas and ultimately, we plan to offer our services throughout the United States.

Our business model is designed to accommodate various modalities to suit our licensed and/or certified professionals to work either as full time salaried employees, hourly employees or independent contractors. Currently, we have a total of eighty (80) surgical assistants, of which sixty three (63) are full or part time employees and seventeen (17) are independent contractors. We also have seventeen (17) full time administrative and billing employees.

The majority of our revenue is generated from Fee-For-Service paid by third party insurers on behalf of their clients (the patients). A very small percentage of revenue is generated from payments by the patients for deductibles and co-pays not reimbursed by the insurers and payments from patients who are self-insured. We generate additional revenue in the form of fees earned under contracts for “On-Call Coverage” from hospitals and other healthcare facilities.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

As of June 30, 2009, our surgical assistants were on assignment at more than sixty (60) hospitals and other healthcare facilities throughout Texas, Oklahoma and Virginia. Our clients utilize our services to effectively manage their surgical staffing needs without having to deal with fluctuations due to attrition, new unit openings, seasonal patient census variations, etc. and other short-term and long-term staffing needs. Our ability to meet the clients’ specific staffing needs, our flexible staffing assignments, and our reliable and superior customer service contribute to the facilities’ desire to enter into service contracts with us to utilize our qualified and skilled surgical assistant professionals, this dynamic and our effective business model have been developed over more than twenty years of continuous research and improvement, continual monitoring the quality of service, and careful examination of the feedback regularly received from our clients through our quality control procedures.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements of American Surgical Holdings, Inc., and its subsidiaries should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s  2008 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature. Intercompany transactions and balances have been eliminated.

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

Significant estimates include revenue recognition, the allowance for doubtful accounts, and share-based compensation. These estimates have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF JUNE 30, 2009
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

The Company recognized a fair market value of $125,017 for stock options  vested for the six months ended June 30, 2009.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options were 4,505,000 and warrants were 3,258,000 on June 30, 2009.  Excluded from the computation of diluted earnings per share on June 30, 2009, were 1,705,000 options and 3,258,000 warrants as their effect remains anti-dilutive.  The Company’s outstanding stock options and warrants of 4,041,000 on June 30, 2008 were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF JUNE 30, 2009
(UNAUDITED)

The following table sets forth the computation of basic earnings per share

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) for the period	$1,092,614	$(783,122)	$1,584,295	$(2,173,369)

Weighted average number of shares
outstanding	8,525,484	8,425,484	8,492,887	8,425,484

Basic earnings per share	$0.13	$(0.09)	$0.19	$(0.26)

The following table sets forth the computation of diluted earnings per share

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) for the period	$1,092,614	$(783,122)	$1,584,295	$(2,173,369)

Adjusted net income (loss)	$1,092,614	$(783,122)	$1,584,295	$(2,173,369)

Weighted average number of shares
outstanding	8,525,484	8,425,484	8,492,887	8,425,484

Diluted warrants and options	2,958,333	-	560,000	-

Weighted average number of common
and common equivalent shares	11,483,817	8,425,484	9,052,887	8,425,484

Diluted earnings (loss) per share	$0.10	$(0.09)	$0.18	$(0.26)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF JUNE 30, 2009
(UNAUDITED)

Revenue Recognition

The Company recognizes its revenue over the period the service is performed in accordance with SEC Staff Accounting Bulletin
No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). In general, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.

Service Fees, net are recorded based on established billing rates less estimated discounts for insurance reimbursements and patient payments (deductibles).  Management also uses historical collection data to assure the collectability of the resulting accounts receivable.  No revenue is recorded for services performed for patients covered by Medicare and/or Medicaid since this class of providers currently does not receive reimbursement from either.

Established standard billing rates generally do not reflect what the Company is ultimately paid for its services, and therefore are not displayed in our Consolidated Statements of Operations.  The Company is reimbursed based on individual insurance providers’ rates of discount in accordance with their individual fee schedules for surgical assistant services which are typically calculated as a percentage of the surgeon's fee.

The Company also recognizes revenue from Contract Fees billed to the hospitals for providing around the clock On-Call coverage.  These fees are billed on monthly basis throughout the respective term of these contracts as services are rendered.

Allowance for Doubtful Accounts

The Company generally provides for an allowance against accounts receivable for amounts that may become uncollectible whereby such receivables are reduced to their estimated net realizable value.  The Company estimates this allowance based on the aging of our accounts receivable, our historical collection experience, and other relevant factors.  There are various factors that can impact the collection trends including: changes in the number of uninsured patients, the increased burden of patient co-payment, and insurance and business practices related to collection efforts.  These factors continuously change and may have an impact on collection trends and our estimation process.

The Company evaluates the collectability of its receivables at least quarterly using various factors including the financial condition and payment history on patient accounts, an overall review of collections experience on accounts, and other economic factors or events expected to affect the Company’s future collections experience.

As part of the evaluation discussed above concerning Revenue generated from Service Fees and the appropriate Collection Percentage, the Company determined that an allowance was necessary for the period ending June 30, 2009 in the amount of $295,000 compared to $210,000 on December 31, 2008. $275,000 of the $$295,000 on June 30, 2009 and $190,000 on December 31, 2008 were for estimated charge backs.

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.   As of June 30, 2009, the Company did not record any impairments of its long lived assets.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill, are amortized over estimated useful lives.  Hospital contracts are amortized over  the life of the agreements, which is 6 months to 14 months.  The non compete agreement is amortized over the life of the agreement of one year.   As of June 30, 2009, the Company has recognized $ 27,333 of amortization expense related to the intangible assets.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF JUNE 30, 2009
(UNAUDITED)

Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (the Codification).  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but will change our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (SFAS No. 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS No. 167), which change the way entities account for securitizations and special-purpose entities.  SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities” and SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (SFAS No. 165), which provides guidance on management’s assessment of subsequent events.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our financial statements.

In April 2009, the FASB issued three Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  SFAS No. 157-4 provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS No. 107-1 and APB 28-1), enhanced consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (SFAS No. 115-2 and SFAS No. 124-2), provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This position, which reaffirms SFAS No. 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.

SFAS No. 107-1 and APB 28-1 related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this position, fair values for these assets and liabilities were only disclosed once a year.  This position required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

SFAS No. 115-2 and SFAS No. 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This position also required increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These positions became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of June 30, 2009.  The adoption of these positions did not have a material effect on our financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

Recent Accounting Pronouncements (Continued)

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (SFAS No. 132R-1), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other
Postretirement Benefits,” (SFAS No. 132R).  This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the disclosure requirements of this new position.

NOTE: 2 CONVERTIBLE NOTES PAYABLE

A discount with respect to the Note (Notes) issued during 2007 was recorded by the Company. The amount of the discount was calculated to be the fair market value of the warrants included in the Units issued pursuant to the terms of the offering.

The Notes matured in June, 2008 and the discount was amortized over the life of the note. The Company negotiated a modification and extension of the $2,715,000 Promissory Notes which were due and payable in June 2008. One of the modifications pertained to the $2.00 per share warrants that were issued in 2007. The Company exchanged the old warrants for the new warrants in the same amount as a part of the extension of the debt and the difference between the fair values as a discount and is amortized as interest expense over the life of the new warrants. The notes payable to Note holders were extended in July 2008.

The Company has agreed with Dawson James Securities, Inc., as the Note holders Agent, to the following revisions to the terms of the Notes and warrants:

●
The Notes were to be secured by the Company’s accounts receivable and the assignment of any proceeds received by the Company from any actions for past claims or from legal action against, or settlement with, insurance carriers. The proceeds from these legal actions would be payable to the Note holders.

●
The Note Holders have a first priority lien. The Note Holders’ lien and security interest would be released for the Company’s use as collateral for a financing facility, subject to a payment in the amount of $1.0 million from the proceeds of such financing facility to reduce the Note Holders’ principal balance outstanding.

●	The Notes’ maturity date would be extended to December 31, 2009 on any remaining balance and accrued interest.

●	The Company would make monthly payments into an escrow account (Restricted Cash) jointly controlled by the Company and Dawson James Securities Inc.

●
Beginning in April, 2009, a monthly installment in the amount of $117,000 would be made for the benefit of the Note Holders and distributed pro rata to the Note Holders. The timing of the distribution shall be determined by the terms of Amendment No. 1 to the Notes which stipulates Mandatory Quarterly Disbursements of the accumulated Monthly Payments within (10) days of the end of each calendar quarter, in addition to a mandatory Disbursement of the Threshold Amount.  Within twenty (20) days of the accumulated amounts becoming available in the Escrow Fund from the monthly Pay-down Payments, Litigation Proceeds, and Facility Proceeds, if any, reaching a minimum of $200,000 (the “Threshold Amount”) at any time. The Escrow Agent shall be required to disburse, at a minimum, the Threshold Amount to pay down interest due on the Principal Amount for each relevant calendar quarter and second, to pay down the Principal Amount outstanding under the Master Note. It also calls for Automatic Disbursements.  If on or before the renegotiated Maturity Date of the Note the Company pays in full all amounts due under the Master Note, including the aggregate face principal amount of the Master Note and any accrued but unpaid interest thereon.

●
Within five (5) business days of approving any individual expenses in excess of $25,000 and/or any expenditure not in the ordinary course of business, the Company shall deliver to the Note Holders Agent a copy of the relevant board or audit committee minutes or written consent setting forth the resolutions approving such expense(s).

 AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE: 2 CONVERTIBLE NOTES PAYABLE (Continued)

●
The Company would not, in any form or any manner, increase or add to the compensation and/or benefits received the four principals unless a unanimous consent by the independent members of the board of directors is obtained.

The $2.00 per share warrants issued in 2007 to the Note Holders upon the issuance of the original notes have been modified as follows:

●	The exercise price of the warrants issued to the Note Holders has been re-priced from $2.00 to $0.10 for one-half of the warrants and to $0.75 for the remaining one-half of the warrants.

●
If the Company fails to repay the Note Holders fifty percent (50%) or more of their principal by March 31, 2009, then the warrants priced at $0.75 shall be re-priced to $.20 per share. The Company has treated the re-pricing of these warrants as a contingency. All payments were made in a timely fashion.

●	All warrants shall expire four years from the execution date of the loan modification and any extension agreements thereof.

The Note Holders received new warrants in exchange for old warrants with the extension of the debt.  The value of the new warrants issued with the debt is recorded as a discount and is amortized to interest expense.  APB 14 states from the point of view of the issuer, the sales of a debt security with warrants results in a lower cash interest cost than otherwise would be possible or permits financing not otherwise practicable.

The incremental value of fifty percent (50%) of the warrants using the $0.10 exercise price is expensed over the period from the modification date (July 23, 2008) to December 31, 2009.  The incremental value of the remaining fifty percent (50%) of the warrants using the $0.75 exercise price was expensed over the modification date (July 23, 2008) to June 30, 2009 in accordance with paragraph 51 of  SFAS 123R.   As of June 30, 2009 the notes have been repaid in full.

NOTE 3 BUSINESS ACQUISITIONS

During February, 2009, we reached an Agreement with Coastal Surgical Assistants, Inc. (“CSA”), a Virginia corporation, to acquire the assets of the Company. The Agreement became effective March 1, 2009.  Terms of the entitles the current owner to  $50,000 in cash upon execution, a performance payment based on CSA’s profits, an annual base salary in the amount of $117,000, 50,000 shares of the Company’s common stock, and 50,000 shares of restricted common stock to be vested on the first anniversary of the closing date.

Purchase price	$70,000
Non Compete agreement	10,000
Hospital contracts	60,000
$70,000

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
( F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF JUNE 30, 2009
(UNAUDITED)

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
JUNE 30, 2009

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

The Company recognized an expense of $125,017 for stock options earned during the six months ended June 30, 2009.

The following tables summarize all stock option grants as of December 31, 2008 and June 30, 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2008	783,000	$2.33
Granted	3,850,000	0.08
Exercised
Forfeited	128,000	2.00
Balance at June 30, 2009	4,505,000	0.42
Options exercisable on June 30, 2009	903,904	$1.50
Weighted average fair value of options granted during 2009		$0.08

The following tables summarize information about stock options for the Company at June 30, 2009 and December 31, 2008:

June 30, 2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$0.08	3,850,000	2.73	$0.08	351,598	$0.08
$2.00 – 2.20	125,000	0.76	$2.12	106,781	$2.12
$2.21 – 3.10	530,000	0.62	$2.46	445,525	$2.46

December 31, 2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$2.00 – 2.20	253,000	2.31	$2.06	221,750	$2.04
$2.21 – 3.10	530,000	1.12	$2.46	363,333	$2.48

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The following tables summarize all stock warrants granted the end of December 31, 2008 and June 30, 2009, and the related changes during these periods are presented below.

	Number of Warrants		Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2008		3,258,000	.69
Granted	-
Exercised		-
Forfeited		-
Balance at June 30, 2009		3,258,000	0.69

Warrants exercisable at June 30, 2009		3,258,000	$0.69
Weighted average fair value of warrants granted during 2009			-

All 3,258,000 warrants are fully vested, exercisable and non-forfeitable.

The following tables summarize information about stock warrants for the Company at June 30, 2009 and December 31, 2008:

June 30, 2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.10 – 0.75	2,715,000	1.06	$0.43	2,715,000	$0.43
$2.00	543,000	1.93	$2.00	543,000	$2.00

December 31, 2008 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.10 – 0.75	2,715,000	1.56	$0.43	2,715,000	$0.43
$2.00	543,000	2.42	$2.00	543,000	$2.00

NOTE 5 COMMITMENTS:

The Executive Employment Agreements of both Mr. Elgamal and Mr. Olmo-Rivas were updated as of June 1, 2009.  With an effective date of January 1, 2009 for an initial term of ten years, to be renewed as per terms of the Agreement, a quarterly bonus based on percentage of increase in the annual revenue, year over year, which replaces the annual bonus that was in the previous Agreements, and a bi-annual increase of 5% with the first raise taking place on the first anniversary of the effective date. There were no changes to any of the remaining sections of the agreements.

NOTE 6 SUBSEQUENT EVENT

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through August 12, 2009, the date the financial statements were issued.

The Board has approved a performance bonus to be paid in the fourth quarter in the amount of $350,000 to Mr. Elgamal, Chief Executive Officer, Mr. Olmo, Chief Operating Officer, Mr. Chamberlain, a Senior Consultant and Mr. Chapa, a Senior Consultant, provided certain performance goals were attained.  The Board will meet in October 2009 and determine if the goals were reached and if a bonus is justified.

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

GENERAL

The following Management’s Discussion and Analysis, and Plan of Operation, highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the six month period ending June 30, 2009, with their explanatory notes included as part of this Form 10-Q, and our Management’s Discussion and Analysis and Plan of Operation for the twelve months ended December 31, 2008 included in our Form 10-K.

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. dated October 10, 2005, we acquired all the shares of American Surgical Assistants, Inc., a Texas corporation, from Zak Elgamal and Jaime Olmo-Rivas. As a result of, and in consideration for, the issuance of our common stock, American Surgical Assistants, Inc. became our wholly owned subsidiary.

We had operated as a blank check company until the merger in October 2005 and the purpose for this reorganization with American Surgical Assistants, Inc. was to obtain an operating company which we believed has a successful business plan. Through American Surgical Assistants, Inc., we currently provide professional surgical assistant services to patients, surgeons and healthcare institutions.

In 2006 we incorporated our other subsidiary, ATS Billing Services, Inc. (ATS) to provide HIPAA-compliant billing and collection services for healthcare industry professionals.  This function was transferred to ASA in 2008.  ATS is currently dormant.

In January 2007, the Company completed a 1 for 2 common stock consolidation and in April 2007 the Company completed a 1 for 1.75 common stock consolidation. All share and per share amounts have been retroactively restated for the both the 1 for 2 and the 1 for 1.75 stock consolidations.

EXECUTIVE SUMMARY

The Company’s revenue and net income has improved in the first six months of 2009 over the same period in 2008.  Sales have more than doubled in the first six months this year over last year.  Cash provided from operations for the first six months in 2009 was approximately $3,800,000 on just under $10,000,000 of sales.  This allowed the Company to retire approximately $2,900,000 of debt.  The Company at the end of the second quarter had no outstanding notes payable.  Finally, the Company generated net income of 16%, or $1,584,295 for the first six months of 2009 in comparison to a net loss of 47%, or $2,173,368 in 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Revenue

Net revenue for the three months ended June 30, 2009 were $5,938,695 compared to $2,575,143 for the three months ended June 30, 2008.  Net revenues more than doubled (130% increase) or $3,363,552 in the second quarter of 2009 over the same period in 2008. The steps management took in 2008, including elimination of under-paying insurance company contracts, improved billing processes, and an increase in the number of procedures performed, were responsible for a majority of the increase.   The Company signed a contract with a third party billing company near the end of 2008 that took effect in the beginning of 2009, which decreased the length of outstanding billings and facilitated collections this contributed to an increase in revenue roughly 20%.  In addition the Company expanded operations with coverage in two healthcare facilities located in the Commonwealth of Virginia, one commencing operations late in the fourth quarter of 2008, and the second in the first quarter of 2009, which contributed a 5% increase in revenue.

Cost of Revenue

Our Cost of Revenue (“COR”) has significantly improved in 2009 compared to 2008.  The cost of revenue was $1,919,232, or 32% of $5,938,695 revenue for three months ended June 30, 2009 as compared to a cost of $1,772,024, or 69% of $2,575,143 revenue for the three months ended June 30, 2008. This significant improvement is primarily attributable to increased billable procedures, increased revenue per procedure, and significantly better utilization of available human capital.

Gross Profit

Gross profit percentage is 68% for the three months ended June 30, 2009 in comparison to 31% over the same period ended June 30, 2008.   The improvement is due to steps taken by management in 2008 to improve revenue per procedure and to increase the number of procedures.

Operating Expenses

Total operating expenses during the second quarter of 2009 were $2,177,037 compared to $1,018,006 during the second quarter of 2008, an increase of $1,159,031, or a 114% increase.  The Company’s general and administrative expenses were $352,709 higher for the three month period ended June 30, 2009 as compared to the same three months last year.  The increase was due to mainly two items: expenses paid on collections of approximately $10,000 and the balance paid to the four major principals of the Company as a bonus to companies they own.  Salaries increased $807,456 in the second quarter of 2009 over last year.  During the second quarter of last year management volunteered to accept reductions in salary ranging from 20% to 30% on both salaries and approved expenses.  The compensation committee reinstated the salaries and expenses to the former level in January 2009 and paid bonuses to key members of management as per their employment agreements.  In addition, the Company has almost doubled the size of its billing staff to handle the increased production, paid in cash, a one time bonus of   over $400,000 to the key members of management and employees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Revenue

Net Revenue increased to $9,978,092 for the six months ended June 30, 2009 compared to $4,605,598 for the six months ended June 30, 2008, an increase of $5,372,494, or a 117% increase over the same period in 2008.  The measures implemented by management in the latter part of 2008, and throughout 2009 increased revenue per procedure, and increased the number of procedures performed by our surgical assistants.  The net revenue in the first six months of 2008 was depressed due to underpaying contracts with certain insurance carriers.  These contracts are no longer in place in 2009.

Cost of Revenue

Our Cost of Revenue (“COR”) increased to $3,916,341 for the six months ended June 30, 2009 from $3,492,335, an increase of $424,006, or a 12% increase over last year. The measures implemented by management in the latter part of 2008, and throughout 2009, increased revenue per procedure, and increased the number of procedures performed by our surgical assistants.

Gross Profit

Our Gross Profit was $6,061,751 for the six months ended June 30, 2009 from $1,113,263 over the same period ended June 30, 2008, an increase of $4,948,488 or 446%.   This is the result of an increase in net revenue equal to 117% and a cost of revenues increase of 12% for the six months of 2009 over the same six months in 2008.

Operating Expenses

Our Total Operating Expenses for the six months ended June 30, 2009 were $3,237,378 compared to $2,078,610 during the six months ended June 30, 2008, an increase of 56% or $1,158,768.  The entire increase occurred in the second quarter of 2009 and was due primarily to bonuses and reinstatement of 2008 salaries that were previously reduced to the four principal stockholders.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months and six months ended June 30, 2009 and 2008 expressed as a percentage of Net Revenue.

	For the three months ended		For the six months ended
	JUNE 30		JUNE 30
	2009	2008	2009	2008

Revenues, net	100%	100%	100%	100%

Cost of Revenues	32%	69%	39%	76%

Gross Profit	68%	31%	61%	24%

Operating Expenses	37%	40%	32%	45%

Net Income (Loss) from Operations	31%	-9%	29%	-21%

Other (Expense) Income	-2%	-22%	-3%	-28%

Income (Loss) from Operations	29%	-31%	26%	-49%

Provision for Income Taxes	-11%	1%	-10%	2%

Net Income (Loss)	18%	-30%	16%	-47%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had $ 1,662,247 in cash and cash equivalents on hand compared to $431,731 on hand at December 31, 2008.  Our working capital (defined as current assets less current liabilities) for the six months ended at June 30, 2009 was $2,554,706 compared to $832,248 on  December 31, 2008.

Our operating activities provided cash in the amount of $3,771,863 for the six months ended June 30, 2009 compared to cash used in operations of $635,509 for the same period in 2008.  The four major factors influencing the increase in cash provided from operating activities were:  (1) The Company cancelled its contracts with insurance companies.  (2) net revenue for the first six months of 2009 was twice the net revenue in 2008; (3) accounts receivable have decreased by $1,195,245 since the beginning of the year, and (4) the Company signed an agreement with a third party network to facilitate and streamline collections.

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

Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (the Codification).  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but will change our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (SFAS No. 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS No. 167), which change the way entities account for securitizations and special-purpose entities.  SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities” and SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (SFAS No. 165), which provides guidance on management’s assessment of subsequent events.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our financial statements.

In April 2009, the FASB issued three Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  SFAS No. 157-4 provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS No. 107-1 and APB 28-1), enhanced consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (SFAS No. 115-2 and SFAS No. 124-2), provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This position, which reaffirms SFAS No. 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.

SFAS No. 107-1 and APB 28-1 related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this position, fair values for these assets and liabilities were only disclosed once a year.  This position required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

SFAS No. 115-2 and SFAS No. 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This position also required increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These positions became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of June 30, 2009.  The adoption of these positions did not have a material effect on our financial statements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (SFAS No. 132R-1), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (SFAS No. 132R).  This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the disclosure requirements of this new position.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

AMERICAN SURGICAL HOLDINGS, INC.

Date: August 14, 2009	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer and Principal Executive Officer

Date: August 14, 2009	By:	/s/ JAMES A. LONGAKER
James A. Longaker
Chief Financial Officer and Principal Accounting Officer