Form 10-Q
period 2009-09-30
AMERICAN SURGICAL HOLDINGS INC
filed 2009-11-13
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2009:  9,746,423 shares of common stock.

AMERICAN SURGICAL HOLDINGS, INC.
FORM 10Q
 September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

CONTENTS

PAGE	F-1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

PAGE	F-2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008 (UNAUDITED)

PAGE	F-3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

PAGE	F-4 – F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND 2008 (UNAUDITED)

PAGE	F-6 – F-14	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,727,880	$431,731
Restricted cash	-	373,653
Accounts receivable, net	3,510,229	3,443,471
Advances to employees	35,415	13,100
Prepaid expenses and other current assets	30,411	4,708
TOTAL CURRENT ASSETS	6,303,935	4,266,663

PROPERTY AND EQUIPMENT, NET	39,477	55,697
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	25,167	-
TOTAL ASSETS	$6,368,579	$4,322,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,491	$186,059
Accrued income tax	245,514	31,234
Accrued salaries, bonuses & payroll taxes	1,221,356	483,615
Note payable, related party	-	150,000
Convertible Notes payable, net of unamortized discount of $0 and $767,474	-	2,583,507
TOTAL CURRENT LIABILITIES	1,595,361	3,434,415

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 9,609,012 and 8,425,484 shares issued and outstanding	9,609	8,425
Additional paid-in capital	3,595,050	3,295,226
Deferred compensation	(56,250)	(93,750)
Retained earnings (Accumulated deficit)	1,224,809	(2,321,956)
TOTAL STOCKHOLDERS' EQUITY	4,773,218	887,945

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,368,579	$4,322,360

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2009	2008	2009	2008
Revenues, net	$6,724,758	$3,072,479	$16,702,850	$7,678,077

Cost of revenues	2,198,857	1,810,510	6,115,198	5,302,845

GROSS PROFIT	4,525,901	1,261,969	10,587,652	2,375,232

OPERATING EXPENSES
General and Administration	317,829	291,429	1,496,391	1,090,429
Salaries	1,172,475	446,890	3,186,009	1,680,924
Rent	23,699	27,291	68,981	72,867
TOTAL OPERATING EXPENSES	1,514,003	765,610	4,751,381	2,844,220

NET INCOME ( LOSS) FROM OPERATIONS	3,011,898	496,359	5,836,271	(468,988)

Other income (expense)
Interest expense	-	(160,331)	(280,583)	(1,451,766)
Interest income	3,306	709	5,357	5,080
TOTAL OTHER INCOME (EXPENSE)	3,306	(159,622)	(275,226)	(1,446,686)
INCOME (LOSS) FROM OPERATIONS	3,015,204	336,737	5,561,045	(1,915,674)
(Provision for) benefit from income taxes	(1,052,734)	-	(2,014,280)	79,042

NET INCOME (LOSS)	$1,962,470	$336,737	$3,546,765	$(1,836,632)

Net income (loss) per share basic	$0.23	$0.04	$0.42	$(0.22)
Net income (loss) per share diluted	$0.17	$0.04	$0.40	$(0.22)

Weighted average number of shares
Outstanding during the period - basic	8,537,261	8,425,484	8,507,841	8,425,484
Outstanding during the period - diluted	11,275,979	8,425,484	8,938,964	8,425,484

See accompanying notes to condensed consolidated financial statements

AMERICAN SURGICAL HOLDINGS, INC.
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDING SEPTEMBER 30, 2009
(UNAUDITED)

							Retained
					Additional		Earnings/	Total
	Preferred Stock		Common Stock		Paid-in	Deferred	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Equity

Balances, December 31, 2008	-	$-	8,425,484	$8,425	$3,295,226	$(93,750)	$(2,321,956)	$887,945

Common Stock issued in acquisition		-	100,000	100	19,900	-	-	20,000
Deferred compensation	-	-	-	-	-	37,500	-	37,500
Options issued to officers	-	-	-	-	162,880	-	-	162,880
Options issued to employees	-	-	-	-	10,471	-	-	10,471
Options issued to directors	-	-	-	-	17,024	-	-	17,024
Stock issued for options	-	-	886,028	886	69,996	-	-	70,882
Stock issued for warrants	-	-	197,500	198	19,553	-	-	19,751
Net Income	-	-	-	-	-	-	3,546,765	3,546,765

Balances, September 30, 2009	-	$-	9,609,012	$9,609	$3,595,050	$(56,250)	$1,224,809	$4,773,218

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDING SEPTEMBER 30, 2009
(UNAUDITED)

	SEP. 30,	SEP. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$3,546,765	$(1,836,632)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	61,054	30,116
Provision for uncollectible accounts	(19,000)	-
Amortization of deferred financing costs	-	322,521
Amortization of discount of convertible notes payable	131,493	571,435
Deferred compensation	37,500	37,500
Options issued for services	10,471	20,214
Options issued to officers	162,880	58,655
Options issued to directors	17,024	10,602
Value of warrants issued to note holders	-	245,150
Changes in operating assets and liabilities:
(Increase)Decrease in accounts receivable, net	(47,758)	(895,034)
(Increase) Decrease in advances to employees	(22,315)	(4,005)
(Increase) Decrease in prepaid expenses	(25,703)	12,889
(Increase) Decrease in FIT receivable	-	575,408
Increase (Decrease) in accounts payable and accrued expenses	(57,568)	(25,770)
Increase (Decrease) in accrued salaries & payroll taxes	737,741	280,521
Increase (Decrease) in accrued taxes	214,280	(95,471)
Net cash (used in) provided by operating activities	4,746,863	(691,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	373,653	(154,120)
Purchase of hospital contracts & non-compete	(50,000)	-
Purchase of property and equipment	-	(3,941)
Net cash provided by investing activities	323,653	(158,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable from related party	(150,000)	150,000
Issuance of common stock for options & warrants	90,633	-
Repayment of convertible notes payable	(2,715,000)	-
Net Cash used in financing activities	(2,774,367)	150,000

NET INCREASE (DECREASE) IN CASH	2,296,149	(699,962)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	431,731	1,145,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,727,880	$445,397

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDING SEPTEMBER 30, 2009
(UNAUDITED)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$1,800,000	$16,427
Cash paid for interest expense	$226,053	$423,716

SUPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	$20,000	$-

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Organization

Through our wholly owned subsidiary, ASA, Inc. we provide professional surgical assistant services to patients, surgeons, and healthcare institutions. Our high quality services results in cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of patient care. We are certified by The Joint Commission, (Formerly Joint Commission on Accreditation of Healthcare Organizations (JCAHO).

Surgical assistants are highly skilled, fully trained professionals credentialed through an extensive process similar to that utilized to evaluate physicians. These assistants are an integral part of the surgical team and they provide their services to surgeons and their patients. These services include, but are not limited to; identification of anatomical landmarks, securing blood vessels, recognizing pathological situations and providing and securing adequate, safe and proper assistance in exposure of the operative field, closure of the surgical wound, and the application of casts and dressings. They also perform other duties within the scope of their professional license as instructed or delegated by the operating surgeon. ASA surgical assistants are trained in general surgery, obstetrics, gynecology, orthopedic surgery, plastic surgery, urology, cardiovascular surgery, neurosurgery and other surgical disciplines. ASA’s recruiting strategies are designed to attract and retain surgical assistant professionals from both domestic and international sources.

We market our services to hospitals, surgeons and healthcare facilities. Presently, we provide service in Houston, San Antonio and Corpus Christi, Texas, Lawton, Oklahoma and Suffolk, Virginia. We plan to extend our services to other healthcare facilities in Texas and ultimately, we plan to offer our services throughout the country.

Our business model is designed to accommodate various modalities to suit our licensed and/or certified professionals to work either as full time salaried employees, hourly employees or independent contractors. Currently, we have a total of eighty three (83) surgical assistants, of which sixty eight (68) are full or part time employees and fifteen (15) are independent contractors. We also have twenty (20) full time administrative and billing employees.

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

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

Income taxes

The Company records deferred taxes in accordance with FASB Accounting Standards Codification No. 740, Income Taxes. The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-based compensation

The Company accounts for its stock-based compensation under the provisions of FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No 718, the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB Accounting Standards Codification No. 718, which is measured as of the date required by FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees. In accordance with FASB Accounting Standards Codification No. 505, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Expected dividend yield was considered to be $0 in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. Expected volatility is based on the Company’s historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by FASB Accounting Standards Codification No. 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized a fair market value of $190,375 for stock options earned for the nine months ended September 30, 2009.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF SEPTEMBER 30, 2009
(UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Accounting Standards Codification No. 260, Earnings Per Share. FASB Accounting Standards Codification No 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options were 3,618,972 and warrants were 3,060,500 on September 30, 2009. 1,463,356 options and 3,060,000 warrants were excluded from the computation of diluted earnings per share on September 30, 2009 since their effect remains anti-dilutive. The Company’s outstanding stock options and warrants of 4,541,000 on September 30, 2008 were excluded from the computation of diluted earnings per share since their effect remains anti-dilutive.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF SEPTEMBER 30, 2009
(UNAUDITED

The following table sets forth the computation of basic earnings per share

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) for the period	$1,962,470	$336,737	$3,546,765	$(1,836,632)

Weighted average number of shares
outstanding	8,537,261	8,425,484	8,507,841	8,425,484

Basic earnings per share	$0.23	$0.04	$0.42	$(0.22)

The following table sets forth the computation of diluted earnings per share

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) for the period	$1,962,470	$336,737	$3,546,765	$(1,836,632)

Adjusted net income (loss)	$1,962,470	$336,737	$3,546,765	$(1,836,632)

Weighted average number of shares
outstanding	8,537,261	8,425,484	8,507,841	8,425,484

Diluted warrants and options	2,738,718	-	431,123	-

Weighted average number of common
and common equivalent shares	11,275,979	8,425,484	8,938,964	8,425,484

Diluted earnings (loss) per share	$0.17	$0.04	$0.40	$(0.22)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF SEPTEMBER 30, 2009
(UNAUDITED)

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company recognizes its revenue over the period the service is performed in accordance with FASB Accounting Standards Codification No, 605, Revenue Recognition. In general, FASB Accounting Standards Codification No. 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collectability is reasonably assured.

Service Fees, net are recorded based on established billing rates less estimated discounts for insurance reimbursements and patient payments. Management also uses historical collection data to assure the collectability of the resulting accounts receivable. No revenue is recorded for services performed for patients covered by Medicare and/or Medicaid.

Established billing rates are not the same as actual pricing. They generally do not reflect what the Company is ultimately paid and therefore are not displayed in our Consolidated Statements of Operations. The Company is typically paid amounts based on individual insurance company rate of discount.

The Company also recognizes Contract Fee Revenue billed under contracts with hospitals for providing around the clock On-Call coverage.  These fees are billed on a monthly basis throughout the respective contract period as services are rendered.

Allowance for Doubtful Accounts

The Company generally provides for an allowance against accounts receivable for amounts that may become uncollectible whereby such receivables are reduced to their estimated net realizable value. The Company estimates this allowance based on the aging of our accounts receivable, our historical collection experience, and other relevant factors. There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients, and insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

The Company evaluates the collectability of its receivables at least quarterly using various factors including the financial condition and payment history on patient accounts, an overall review of collections experience on accounts, and other economic factors or events expected to affect the Company’s future collections experience.

As part of the evaluation discussed above concerning Revenue generated from Service Fees and the appropriate Collection Percentage, the Company determined that an allowance was necessary for the period ending September 30, 2009 in the amount of $275,000 compared to $210,000 on December 31, 2008. This allowance is for estimated charge backs.

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.   As of September 30, 2009, the Company did not record any impairment of its long lived assets.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill, are amortized over estimated useful lives.  Hospital contracts are amortized over the life of the agreements, which is 6 months to 14 months.  The non compete agreement is amortized over the life of the agreement of one year.   As of September 30, 2009, the Company has recognized $ 44,833 of amortization expense related to the intangible assets.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
( F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF SEPTEMBER 30, 2009
(UNAUDITED)

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP.  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but did change our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing, and FASB Accounting Standards Codification No. 810, Consolidation, which change the way entities account for securitizations and special-purpose entities.   The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our financial statements.

NOTE 2 BUSINESS ACQUISITIONS

During February, 2009, we reached an agreement with a surgical assistant corporation, to join the Company. The agreement became effective March 1, 2009.  The agreement entitles the then owner to $50,000 in cash upon execution and an incentive bonus based on profits, an annual base salary of $117,000, 50,000 shares of common stock, and 50,000 shares of restricted shares to be vested on the first anniversary of the closing date.

Purchase Price	$70,000

Non Compete Agreement	$10,000
Hospital Contract	60,000
$70,000

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
( F/K/A ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 3 – EQUITY

Stock Options and Warrants

The fair market value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	3 to 5 years
Interest Rate	2.25% to 4.25%
Dividend Yield	$0
Volatility	28% To 280%
Forfeiture Rate	0

Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s historical experience or the simplified method, as permitted by FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation where appropriate. The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

Expected dividend yield was considered to be $0 in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. Expected volatility is based on the Company’s historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited. As required by FASB Accounting Standards Codification N.o 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized an expense of $190,375 for stock options earned during the nine months ended September 30, 2009.

The following tables summarize all stock option grants as of December 31, 2008 and September 30, 2009, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2008	783,000	$2.33
Granted	3,850,000	0.08
Exercised	886,028	.08
Forfeited	128,000	2.00
Balance at September 30, 2009	3,618,972	0.50
Options exercisable on September 30, 2009	600,616	$2.40
Weighted average fair value of options granted during 2009		$0.08

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The following tables summarize information about stock options for the Company at September 30, 2009 and December 31, 2008:

September 30, 2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.08	2,963,972	2.31	$0.08	0	$0.08
$2.00 – 2.20	125,000	0.51	$2.13	113,082	$2.13
$2.21 – 3.10	530,000	0.37	$2.46	487,534	$2.46

December 31, 2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$2.00 – 2.20	253,000	2.31	$2.06	221,750	$2.04
$2.21 – 3.10	530,000	1.12	$2.46	363,333	$2.48

The following tables summarize all stock warrants granted the end of December 31, 2008 and September 30, 2009, and the related changes during these periods are presented below.

	Number of Warrants		Weighted Average Exercise Price
Stock Warrants
Balance at December 31, 2008		3,258,000	0.69
Granted	-
Exercised		197,500	0.10
Forfeited		-
Balance at September 30, 2009		3,060,500	0.68

Warrants exercisable at September 30, 2009		3,060,500	$0.68
Weighted average fair value of warrants granted during 2009			-

All 3,060,500 warrants are fully vested, exercisable and non-forfeitable.

The following tables summarize information about stock warrants for the Company at September 30, 2009 and December 31, 2008:

September 30, 2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.10 – 0.75	2,517,500	0.81	$0.45	2,517,500	$0.45
$2.00	543,000	1.67	$2.00	543,000	$2.00

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

December 31, 2008 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.10 – 0.75	2,715,000	1.56	$0.43	2,715,000	$0.43
$2.00	543,000	2.42	$2.00	543,000	$2.00

NOTE 4 COMMITMENTS:

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

NOTE 5 SUBSEQUENT EVENTS

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through November 5, 2009, the date the financial statements were issued.

On October 21, 2009, the Company exchanged 95,000 ten cent warrants to restricted common stock.

The Company on November 5, 2009 received a request from a former note holder to convert 50,000 warrants into 42,411 shares of common stock under the cashless exercise provision in the warrants.

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

GENERAL

The following Management’s Discussion and Analysis, and Results of Operation, highlights the principal factors that have affected the Company’s financial condition and results of operations as well as the Company’s liquidity and capital resources for the period ending September 30, 2009, with their explanatory notes included as part of this Form 10-Q, and our Management’s Discussion and Analysis and Results of Operations for the twelve months ended December 31, 2008 included in our Form 10-K.

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

EXECUTIVE SUMMARY

The Company’s revenue and net income improved in the nine months ended September 30, 2009 over the same period in 2008.  Sales have more than doubled in the period this year over the same period last year.  Cash provided from operations for the nine months ended September 30, 2009 was $4,746,863 on $16,702,850 of sales which allowed the Company to pay off approximately $2,900,000 of debt. As of September 30, 2009 the Company had no outstanding notes payable.  Additionally, the Company generated a net income of 21% for the nine months ended September 30, 2009 in comparison to a net loss of 24% in the nine months ended September 30, 2008.   One of the reasons for the improved performance is the Company has made improvements in billing and appealing rejected claims.  The Company has increased its collection per procedure during 2009. As of September 30, 2009, the Company has collected approximately $2,300,000 in additional revenue related to 2008 services and an additional $1,250,000 for services performed as of June 30, 2009.  This increase in collections was above the Company’s historical collection rate and the Company continues to aggressively pursue reimbursement of rejected claims.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

The net revenue for the three months ended September 30, 2009 was $ 6,724,758 compared to $ 3,072,479 for the three months ended September 30, 2008.   The net revenue for the quarter was approximately $ 4,700,000 for the three months before adjustments.  The Company recorded an additional $675.000 of net revenue from the aggressive collections of 2008 receivables.  The additional money was over and above the receivables as of December 31, 2008.  The Company also realized increase net revenue from the first quarter receivables of approximately $340,000 and second quarter receivables of approximately $850,000.  The result was net revenue of $6,724,758.

The Company continues to expand its business.  We started coverage in two facilities in the Commonwealth of Virginia during the first quarter of 2009.  During the fourth quarter of 2009 we will begin coverage in an additional facility in Corpus Christi.   We are attempting to open the market in two major cities in Texas.  In the fourth quarter we will have three assistants in San Antonio and two in Dallas, Texas.

Cost of Revenue

Our cost of revenue significantly improved in 2009 compared to 2008.  The cost of revenue was $2,198,857 on $6,724,758 of revenue for the three months ended September 30, 2009 as compared to a cost of $ 1,810,510 on $ 3,072,479 of revenue for the three months ended September 30, 2008.  This is a cost of revenue of 33% in 2009 versus 59% in 2008.  A significant improvement which is mainly due to increased procedures, better revenue per procedure, and significantly better utilization of the available human resources and manpower.

Gross Profit

The Company generated a gross profit of 67% for the three months ended September 30, 2009 in comparison to 41% over the same period ended September 30, 2008.   This improvement is mainly due to steps taken by management in 2008 and 2009 to improve revenue per procedure, improved collections and an increase in the number of procedures performed by our staff.

Operating Expenses

Total operating expenses during the third quarter of 2009 were $1,514,003 compared to $765,610 during the third quarter of 2008, an increase of $748,393 a 98% increase.  The expenses other than salaries and bonuses are in line with last year.  The Company’s general and administrative expenses were 9% or $ 26,400 higher than last year.  Salaries had the largest increase of 162% or $725,585 over last year.  During the second quarter of 2008 management volunteered to accept reductions in salary ranging from 20% to 30% on both expenses and salaries.  The compensation committee reinstated the salaries and expenses to the former level in January 2009.  In addition, the Company has almost doubled the size of its billing staff to handle the increase production.  Finally, the board recommended a bonus to three of the Principals of $350,000.  The lease of the office space had a small increase due to the annual “cost of living” increase.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

Our net revenue increased to $ 16,702,850 for the nine months ended September 30, 2009 from $ 7,678,077 for the nine months ended September 30, 2008, an increase of $ 9,024,773 or 118% from 2008 to 2009.  The measures implemented by management in the latter part of 2007 and all through 2008 and 2009 have increased the revenue per procedure, and increased the number of procedures performed by our assistants.   The increased emphasis on collecting receivables has resulted in additional revenue from 2009 procedures and additional revenue from 2008 receivables that were collected over the original estimate at December 31, 2008.  The Company experienced approximately $2,300,000 of additional revenue from collections of 2008 receivables in 2009.  The net revenue in the first nine months of 2008 was depressed due to underpaying contracts with certain carriers.  These contracts are no longer in place in 2009.

Cost of Revenue

Our cost of revenue increased to $ 6,115,198 for the nine months ended September 30, 2009 from $ 5,302,845 for the nine months ended September 30, 2008, an increase of $ 812,353.   This represents a 15% increase over last year which is a much smaller increase in comparison to the increase of 118% in net revenue.  Cost cutting measures implemented by management in the latter part of 2007, and all through 2008 have increased the revenue per procedure, and increased the number of procedures performed by our assistants.

Gross Profit

Our gross profit was $ 10,587,652 for the nine months ended September 30, 2009 as compared to $ 2,375,232 over the same period ended September 30, 2008, an increase of $ 8,212,420 or 346%.   This is the result of an increase in net revenue equal to 118% and a cost of sales increase of 15% for the nine months ended September 30, 2009 over the nine months ended September 30, 2008.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2009 were $ 4,751,381 compared to $ 2,844,220 during the nine months ended September 30, 2008, an increase of 67% or $1,907,161.  The entire increase occurred in the second and third quarter of 2009 and was due mainly to bonuses and reinstatement of 2008 pay cuts for management.

Operating Results as a Percentage of Net Revenue

The Table below provides a brief recap of operating results for the three months and nine months ended September 30, 2009 and 2008 expressed as a percentage of net revenue.

	For three months ending		For nine months ending
	SEPTEMBER 30		SEPTEMBER 30
	2009	2008	2009	2008

Revenues, net	100%	100%	100%	100%

Cost of Revenue	33%	59%	37%	69%

Gross Profit	67%	41%	63%	31%

Operating Expenses	22%	25%	28%	37%

Net Income (Loss) from Operations	45%	16%	35%	(6%)

Other (Expense) Income	-	(5%)	(2%)	(19%)

Income (Loss) from Operations	45%	11%	33%	(25%)

Provision for Income Taxes	(16%)	0%	(12%)	1%

Net Income (Loss)	29%	11%	21%	(24%)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had $ 2,727,880 in cash and cash equivalents on hand compared to $431,731 on hand on December 31, 2008.  Our working capital (defined as current assets less current liabilities) at September 30, 2009 was $4,708,574 compared to $832,248 on December 31, 2008.

Our operating activities provided cash in the amount of $ 4,746,863 for the nine months ended September 30, 2009 compared to cash used in operations of $ 691,901 for the same period in 2008.  The five major factors influencing the increase in cash provided from operating activities were:  (1) The Company cancelled all contracts with carriers in the first and second quarter 2008. (2) Net revenue for the first nine months of 2009 was more than twice the net revenue in 2008 (3) The collection of approximately $2,300,000 of old receivables, (4)  Improved collections on 2009 receivables and (5) the Company signed an agreement with two third party facilitator to streamline collections.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP.  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but did change our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing and FASB Accounting Standards Codification No. 810, Consolidation, which change the way entities account for securitizations and special-purpose entities.   The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our financial statements.

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

Item 4. Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended, September 30, 2009, options and warrant holders converted 1,083,528 options and warrants to 1,083,528 common shares.  Such shares were issued pursuant to an exemption from registration of section 4(2) of the Securities Act of 1933.

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

AMERICAN SURGICAL HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ ZAK W. ELGAMAL
Zak W. Elgamal
Chairman & Chief Executive Officer and Principal Executive Officer

Date: November 13, 2009	By:	/s/ JAMES A. LONGAKER
James A. Longaker
Chief Financial Officer and Principal Accounting Officer