Form 10-K
period 2009-12-31
AMERICAN SURGICAL HOLDINGS INC
filed 2010-03-25
CIK 1257499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, par value $.001
(Title of class)

Indicate by the check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐          No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐           No ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                         ☐                 Accelerated filer                                                    ☐

Non-accelerated filer                                           ☐                 Smaller reporting company                                  ☒
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant was: $1,565,232 based upon the closing price of $0.50 per share on June 30, 2009, as reported by the OTC-Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of February 26, 2010 was: 11,741,320

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this Annual Report on Form 10-K as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc., a Texas corporation (“ASA”), dated October 10, 2005, we acquired all of the shares of ASA from Zak Elgamal, our Chief Executive Officer, and Jaime Olmo-Rivas, one of our executive officers. As a result of and in consideration for the issuance of 1,714,286 shares of our common stock to Mr. Elgamal and 1,714,286 shares of our common stock to Mr. Olmo-Rivas for an aggregate amount of 3,428,572 shares of our common stock, ASA became our wholly owned subsidiary.

We operated as a blank check company until the acquisition of ASA in October 2005 and the purpose for the acquisition of ASA was to obtain an operating company, which we believed had a successful business plan. Now, through ASA, we provide professional surgical assistant services to patients, surgeons and healthcare institutions.

Our other wholly owned subsidiary, ATS Billing Services, Inc. (“ATS”), was incorporated in Texas in April 2006 to provide HIPAA-compliant billing and collection services for healthcare industry professionals, including but not exclusively to, surgical assistants.  This company became dormant during 2009 as we shifted the billing function first to divisions of ASA and then to newly formed subsidiaries based on the regions in which our services are performed.

Our Company

Through ASA, we provide professional surgical assistant services to patients, surgeons and healthcare institutions. Our high quality services result in cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of service. We are certified by The Joint Commission.

Surgical assistants are highly skilled, fully trained professionals credentialed through an extensive process similar to that utilized to evaluate physicians. These assistants are an integral part of the surgical team and they provide their services to surgeons and their patients. These services include, but are not limited to: identifying anatomical landmarks, securing blood vessels, recognizing pathological situations and providing and securing adequate, safe and proper assistance in exposure of the operative field, closing the surgical wound, and applying casts and dressings. They also perform other duties within the scope of their professional license as instructed or delegated by the operating surgeon.  ASA surgical assistants are trained in general surgery, obstetrics and gynecology, orthopedic surgery, plastic surgery, urology, cardiovascular surgery, neurosurgery and other surgical disciplines. ASA’s recruiting strategies are designed to attract and retain surgical assistant professionals from both domestic and international sources.

We market our services to hospitals, surgeons and healthcare institutions. Presently, we provide service in Houston and Corpus Christi, Texas, Lawton, Oklahoma, Suffolk, Virginia, San Antonio, Texas, Memphis, Tennessee and Augusta, Georgia. We plan to extend our services to other healthcare facilities in Texas and the southeastern United States, and ultimately, we plan to offer our services throughout the country.

Our licensed and/or certified professionals work as full time salaried employees, hourly employees or independent contractors. Currently, we have a total of 94 surgical assistants, of which 15 are part-time independent contractors. We also have 21 full time administrative and billing employees.

The majority of our revenue is derived from Service Fees paid by third party insurers on behalf of their clients (the patients). A small percentage of Service Fee revenue is generated from payments by the patients for deductibles and co-pays not covered by the insurers and payments from patients who are self-insured. Additional revenue in the form of fees earned under contracts for “On Call Coverage” is generated from hospitals and other healthcare institutions.

At the end of 2009, our surgical assistants were on assignment at more than 71 hospitals and healthcare institutions throughout Texas, Oklahoma, Georgia, Tennessee and Virginia. Our hospital and healthcare facility clients utilize our services so that they can effectively manage their surgical staffing needs without having to deal with, among other things, fluctuations due to attrition, new unit openings, seasonal patient census variations, and other short and long-term staffing needs. Our ability to meet the clients’ specific staffing needs, our flexible staffing assignments, and our reliable and superior customer service contribute to the facilities’ desire to enter into service contracts with us to utilize our uniquely qualified and skilled surgical assistant professionals. This dynamic and effective business model has been developed over more than twenty years of continuous research and improvement, monitoring the quality of service and examination of feedback from our clients.

Industry Overview

An annual report prepared by independent actuaries at the Federal Centers of Medicare and Medicaid Services (“CMS”) reported that almost $2.5 trillion was spent in 2009 on healthcare.  This was $134 billion more than the previous year when healthcare consumed 16.2% of the gross domestic product, as reported by the L.A. Times on February 4, 2010.

We expect healthcare professional services to grow modestly in 2010 considering the economic conditions and the anticipated increase in hospital staff job openings and turnover. While this growth is expected to be positive and expand the opportunities available to healthcare professionals, the available supply of professionals is not expected to keep pace with the increase in demand.

As the U.S. population ages and medical technology advances result in longer life expectancy, it is likely that the number of patients with chronic illnesses and patients’ hospital populations will continue to increase. We believe that these factors will increase the demand for outsourcing of both temporary and permanent allied healthcare professionals (dependent and independent providers other than physicians).

In addition, enhanced healthcare technology has increased the demand for highly specialized surgical assistants who are qualified to assist in surgery and who are competent in operating advanced medical equipment and in performing complex medical procedures. We believe most regions of the United States are experiencing pronounced shortages of medical professionals.

Faced with continuing fiscal constraints, increasing demand, and tightening supply of allied health professionals, hospitals are increasingly resorting to outsourcing and temporary staffing to meet the fluctuations in their staffing needs.

Our Business Model

Since our inception, we developed and are continually refining our business model to improve our level of productivity and efficiency. Our model is designed to optimize the communication with, and service to, both our surgical assistant professionals and our hospital and healthcare facility clients.

The critical factors contributing to the success of our business model are:

• Building a Strong Management Team – Our founding management is comprised of a team of highly skilled and experienced surgical assistants with extensive experience. We continue to focus on training and professional development for all levels of management and acquiring additional experienced members of management personnel as needed.

• Marketing and Recruitment of Additional Surgical Assistants – We attract surgical assistants through our outstanding customer service and relationship-oriented approach, our competitive compensation and benefits package, and our diverse offering of work assignments that provide the opportunity for the assistant to become involved in multiple surgical disciplines. We believe that our recruiting strategy makes us successful and effective at attracting some of the best available surgical assistants.

• Screening, Background Checks, Licensing and Quality Management – Through our Credentialing, Risk Management, and Human Resources departments, we screen all prospective candidates prior to placement and continue to evaluate them both annually and randomly to ensure adequate performance and to manage risk, as well as to determine feasibility of future placements. Our internal processes are designed to ensure that our staff has the appropriate experience, credentials and the necessary skill set. Our experience has shown us that well-matched placements result in satisfied surgeons and client facilities, with the best possible results and the safest outcome for the patients.

• Assignments – Hospitals and surgeons notify us of their needs on a daily basis. Service requests are entered into our information network by our hospital account managers and scheduling personnel. These assignments are promptly scheduled by our operations managers, who always attempt to select the best suited surgical assistant for the procedure, and confirm placements with the hospital, the surgeon’s office or the facility. Our operations management team is available around the clock and assignments are fulfilled within an average response time of thirty minutes. We pride ourselves in our understanding of the personal and distinctive technique of each surgeon, which leads to the development of a higher standard of interaction and remarkable familiarity with the surgeon’s preferences and individual technique. Thus bringing superior quality to the surgical teamwork and contributing favorably to the quality of the service and to the safest possible outcome of the surgery to the patient.

• Employee Professional Compensation and Benefits - Our surgical assistants are compensated at competitive rates. In our effort to attract and retain highly qualified surgical assistants and employees, we offer a variety of benefits. These benefits may include:

• Annual paid vacation time for full-time employees
• Workers compensation insurance
• 401K retirement plan for qualified employees
•  Reimbursement for professional liability insurance premium and other qualified educational expenses
• Major medical, dental and other insurance available and sponsored in part by us
• Long-Term Disability Insurance
• Personal Accident Indemnity Plan
• Personal Sickness Indemnity Plan
• Hospital Protection
• Hospital Intensive Care Protection
• Specified Health Event Protection
• Cancer Indemnity Insurance
• Disability Income Protection
• Flexible spending account for full-time employees
• Digital pagers and other necessary communication equipment
• Membership in the Houston Federal Credit Union

Information Systems

Our primary management information systems are centralized and controlled in our corporate headquarters in Houston, Texas. We have developed and currently operate information systems that include integrated processes for dispatching and scheduling, billing services and hospital and contract management. These systems provide our staff with fast, reliable, and detailed information regarding individual cases, hospitals and clients. We are continually seeking any available improved systems that would be feasible and advantageous for our company to acquire or adopt.  As we grow, we expect that we will need to expand and improve our information systems.

Regulation

The healthcare services industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct by providers, reimbursement for services, and prohibitions for payment for referrals. Our business, however, is not directly impacted by or subject to the extensive and complex laws and regulations that generally govern the healthcare industry, however, the laws and regulations governing our client facilities could indirectly impact our business to a certain extent. We do not receive compensation for services to Medicare and Medicaid patients. We receive a stipend from our contracted facilities to offset the cost of covering On-Call services.

State licensing for surgical assistants is relatively recent; only a few states have licensing requirements and legislation in place. Of the states in which we currently operate, only Texas has licensing requirements.  However, such licensing is not mandatory.  Surgical assistants employed by ASA are either licensed by the state of Texas, or certified by one of the national certifying bodies. Those who are not yet licensed by the state of Texas either have applications pending or are currently being processed.  We continually observe all measures to ensure compliance with all state licensure requirements and Joint Commission compliance.  ASA was the first surgical assistant services company to earn the seal of approval of The Joint Commission.

Competition

The surgical assistant services industry is highly competitive. We compete in regional and local markets with similar, but much smaller firms.  We also compete with facilities that have developed their own recruitment and staffing departments to attract highly qualified healthcare professionals. We compete for hospital and healthcare facilities driven by the quality of our providers, the timely availability of our professionals, superior skills, the high quality and reasonable cost of our services, our customer service, and our recruitment expertise.

To the best of our knowledge, throughout the state of Texas there are an estimated 750 surgical assistants. Licensing of surgical assistants in Texas is relatively new and not mandatory, as a result approximately 365 of the 750 surgical assistant are licensed by the Texas Medical Board. There are no licensing requirements in the states where ASA currently operates other than Texas. Although a considerable percentage of these surgical assistants are employed by either the surgeons or the hospitals, there remains a significant number of independent contractors, either in solo practices or in small groups. We have identified some potential acquisition candidates currently operating in our region.

We believe that a larger firm enjoys a distinct competitive advantage over smaller competitors in the professional healthcare services industry. As well, established firms may have a larger pool of available candidates, a substantially larger network and a more recognizable brand name, enabling it to attract a consistent flow of new prospects. We developed a comprehensive infrastructure with well thought-out policies and procedures to provide the foundation for national recognition, which eventually contributed to our coveted certification by The Joint Commission. In addition, the greater financial resources of a larger firm allow such firm to offer a competitive compensation package to its employees and associates.

Surgical Assistants

There are two levels of surgical assistants:

• First Assistant – A first assistant is defined as the individual providing primary assistance to the surgeon during the surgical procedure. This individual must be listed on the operative record as such.  Although descriptions may vary from institution to institution, the role of the first assistant requires active participation during the surgical procedure. This involves providing exposure, homeostasis, tying and suturing plus other functions as instructed by the surgeon responsible for the patient and the procedure.  Surgical assistants practice within the scope permitted by their license and as outlined in the job descriptions published by the American Medical Association, the American College of Surgeons and the certifying bodies.

• Second Assistant – A second assistant may be needed in certain procedures where there is a need for the primary surgeon to have either another surgeon assisting in the first assistant capacity or two surgical assistants.

Each licensed/certified surgical assistant is required to maintain continued medical education, and a certain number of procedures done for recertification purposes, as set forth by the American Board of Surgical Assistants: Standards for Recertification. The actual number of procedures and hours required may vary according to the specific rules and regulations of different licensing and certifying bodies.  Our comprehensive compensation package includes reimbursement for continuing education, licensing and recertification fees.

We strongly believe that we are successful in attracting and retaining the highest quality surgical assistants due to our long-standing reputation for providing a high quality service, our numerous job opportunities, our comprehensive benefits package, our innovative programs and the word-of-mouth referrals from our clients and our associates.

A surgical assistant directly and materially assists the surgeon by exposing the proper area of the surgical field and maintaining a clean and dry field, which may be achieved through suctioning any excess fluids, maintaining a dry surgical field and securing bleeding vessels either through clamping or ligation of blood vessels or by other means.  He or she also assists the surgeon in operating complex equipment and devices utilized in the surgical procedures and assists the surgeon in applying any prosthetic devices, total joint replacement prosthesis, plates, and screws.  A surgical assistant may also provide a clear and steady video imaging in endoscopic procedures, including manipulation and positioning organs for proper exposure. In addition, the surgical assistant may be instructed to close the surgical site, and apply dressings, casts, immobilizers, catheters, under the instruction and supervision of the primary surgeon. The role of the surgical assistant also includes pre and post-operative positioning of the patient and safe transfer to and from the Operating Room table. Assistants are also required by The Joint Commission to follow the National Patient Safety Goals during the performance of surgical procedures.

The scope of services we provide includes a multitude of surgical disciplines:

•	General and bariatric surgery (both open and laparoscopic weight management surgery)

•	Obstetrics and gynecology, including laparoscopic procedures and Cesarean Sections

•	Vascular surgery, including peripheral vascular surgery, both open and minimally invasive

•	Cardiac surgery, including coronary artery bypass surgery, both open and laparoscopic vein harvesting, valve replacement, and minimally invasive procedures

•	Orthopedic surgery, including total joint replacements, spinal surgery, including instrumentation, arthroscopic joint surgery

•	Neurosurgery, both central and peripheral procedures

•	Urology and genital system

•	Plastic, cosmetic and reconstructive surgery

•	Robotic assisted minimally invasive surgical procedures and DaVinci robotic equipment

Surgical assistants provide highly specialized services to the patient. The basic qualifications and performance standards for highly trained surgical assistants are:

• Extensive knowledge of aseptic techniques and practices;

• Detailed knowledge of surgical procedures and techniques in all surgical specialties and sub-specialties;

• Skilled in the use of all instrumentation required for the performance of different surgical procedures including the latest robotic equipment; and

• Ability to effectively communicate with other members of the patient care team at the client institution.

Surgical assistants must be proficient in the use of the following equipment:

• LASERs and smoke evacuation equipment, de-fibrillation equipment, electro cardiogram and vital signs monitors, and patient warming devices;

• Operating Room tables and related attachments and accessories, patient positioning devices, surgical microscopes, powered equipment; drills, saws, etc. dermatomes;

• Endoscopic and Laparoscopic surgery equipment and other related equipment, arthroscopic surgery equipment and related equipment, medical video equipment, cameras and accessories;

• Electro-surgery units, tourniquets, nucleotomes and/or equivalent, surgilav and simpulse suction/irrigation equipment, or equivalent and surgical lights;

• Suction and suction assisted lipectomy (SAL) equipment;

• Equipment and instruments utilized in caesarian section, obstetrics gynecology and related endoscopic procedures, Equipment utilized in different gynecological procedures;

• Saline/blanket patient warmer equipment, all surgical instrumentation and related equipment currently utilized in the operating room; and

• Endoscopic vein harvesting equipment.

Work Environment

Surgical Assistants are required to:

• Incorporate universal precautions and National Patient Safety Goals into daily performance of the job;

• Incorporate safety rules and regulations into the daily performance of the job;

• Be able to stand for long periods of time, lift objects weighing forty pounds or more, stoop and bend;

• Encounter certain hazardous materials including, but are not limited to, radiation, radioactive materials, LASER beams and plume, anesthetic materials and gases; and

• Accept assignment to cover emergency call duty on twenty-four hour basis, including weekdays, weekends and holidays, covering surgical procedures and labor and delivery departments as required covering call schedule.

Additional Information About Us

For further information about us, you may read the materials we have filed with the SEC without charge at the Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You can also obtain copies of these materials at prescribed rates from the Public Reference Section of the SEC in Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

Our SEC filings and any registration statements we have filed can also be reviewed by accessing the SEC’s internet site at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that are filed electronically with the SEC.

Our internet address is http://www.asainc.us. We maintain an external link on the “Investor Relations” section of our website which takes users directly to our filings with the SEC. All such filings are available free of charge.

ITEM 1A:   RISK FACTORS

We depend on a few hospitals to generate the majority of our revenue.  As a result, we could experience a significant decline in revenue and earnings if one or more of those hospitals terminates its contract with us.  We contract with hospitals and other healthcare providers to provide surgical assistants.  We generate approximately 70% of our revenue from ten customers, of which one hospital accounts for approximately 26% of our revenue.  The termination of our agreement by one or more of these hospitals could have a material adverse effect on our revenue and earnings.

We could experience significantly reduced revenues and earnings if the insurance companies that pay for our services change their reimbursement rates or change their policies or past practices with respect to the delay or denial of reimbursement, or if third party facilitators that pay our claims reduce our reimbursement rates.  Approximately 87% of our revenue is generated from patients who are covered under insurance policies.  Although we do not have direct contracts with insurance companies, we maintain contracts with third-party facilitators who handle our reimbursement rates.  These contracts may periodically be amended.  In addition, the insurance carriers may, from time to time, adjust their claim reimbursement policies. These changes may include changing the criteria for paying claims and changing the percentage of each claim that they will pay with respect to our claims. Such changes are less common when there is, as in our situation, a contractual arrangement with third party facilitators.  We are currently involved in disputes with some carriers over non-payment or under payment of claims where we likely would have expected to generate a significant amount of revenue during 2007 and part of 2008.  Although we do not anticipate any new disputes of the magnitude of these claims, it is possible that they may arise.  Any changes in claim reimbursement policies will likely have a negative impact on our revenues and earnings.

Our critical accounting policies and significant estimates made, including the assumptions behind our revenue recognition policy, may not prove to be accurate. We have selected accounting policies that we believe are appropriate for the business conducted and that comply with accounting policies generally accepted in the United States. In particular, our revenue recognition policy requires the use of estimates and professional judgment.  “Service Fees, net”, which is a large part of our revenue, includes revenues generated from services performed by surgical assistants on the date the services are performed based on established billing rates less allowances for contractual adjustments and uncollectible amounts.  These contractual adjustments vary by insurance company and self-pay patients.  We compute these contractual adjustments and collection allowances based on our historical collection experience.  Our revenue recognition policy and our other accounting policies and their application may change from time to time as new standards and interpretations emerge or the applications of existing standards change. In addition, our actual cash received could vary from the amount of revenue recorded if the payor does not pay according to our assumptions used in determining the amount of revenue recorded.  As a result of changes to these assumptions and the deviation of actual payments from the amounts recorded as revenue based on these assumptions, our financial statements may not be comparable from period to period.  Additionally, our use of estimates and the application of our professional judgment may be challenged by regulators.   Any successful challenge may result in a restatement of our financial statements, which may decrease investor confidence in our management team and decrease the trading price of our common stock.

Legislative or regulatory reform of the healthcare system may affect our ability to provide our services profitably. There have been legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to provide our services at a reasonable fee. Policies may change and additional government regulations may be enacted that could adversely affect our services and personnel. We cannot predict the likelihood, nature, or extent of government regulations that may arise from future legislation or administrative action.

If we fail to maintain an effective system of internal control in the future, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting. The Sarbanes-Oxley Act and SEC rules promulgated hereunder require that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal control to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the past, our internal controls have not always proven to be effective, and in 2007, we restated our 2007 second quarter financial statements.  Although we believe we have made improvements to our internal controls, in the future, our continued assessment of our internal controls, or the subsequent assessment by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future SEC filings. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, they may lead to losses and ultimately negatively impact our business and operations.

Our operating results may fluctuate significantly in the future, which may cause our results to fall below the expectations of securities analysts, stockholders and investors. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

• the demand for our services;

• our ability to bill for our services and be paid at profitable rates;

• our ability to obtain sufficient cost-effective financing;

• the timely and successful expansion of our services with other hospitals in additional states;

• competition from established health care providers that enter the surgical assistant business;

• our ability to attract and retain personnel with the necessary technical knowledge and with the skill sets required for effective operations;

• professional liability, and other litigation including class action and derivative action litigation;

• changes in reimbursement policies and rates by insurance companies and third-party facilitators;

• the availability of funds and timing of capital expenditures and other costs relating to the expansion of our operations; and

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

Our results of operations and financial condition may be adversely affected if we are unable to adjust our budgeted expense levels for unexpected revenue shortfalls or increases resulting from the expansion of our operations. Our budgeted expenses are based in part on our expectations concerning future revenues.  However, the amount of future revenue will depend on the demand for our services, which is difficult to accurately forecast, as well as insurance reimbursement policies, which may change with little or no notice. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenue. Accordingly, a significant shortfall in demand for our services or a significant change in insurance reimbursement policies could have an immediate and material adverse effect on our business, results of operations and financial condition. Further, our cost of revenue, business development, technology and marketing expenses will increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

We may not be able to maintain profitability if we do not have sufficient capital to fund the development and implementation of our expansion strategy and manage our growth. Our success depends in part on our ability to grow and take advantage of efficiencies of scale. Our ability to develop and implement an expansion strategy, manage the same and respond to growth was severely hampered in 2007 and 2008 due to cash flow problems. Although our cash flow during 2009 was sufficient to continue our expansion plans and we believe will be sufficient in 2010, our net income and cash flow could change based on factors outside our control.  In the event this occurs, we will be required to raise additional capital in order to accomplish our growth strategy and expand our geographic markets. We cannot be assured that we will be successful in raising the required capital. If we are unable to raise such additional capital, our ability to achieve profitability will be diminished.

If we are unable to grow our business and manage growth successfully, we may not remain profitable. We have expanded our services to hospitals and other healthcare surgical facilities in Oklahoma, Virginia, Tennessee and Georgia and expect to continue expanding our presence in Texas and the southeastern United States.  This expansion has created significant demands on our operational and administrative personnel and other resources. We will need to continue to attract, train and retain additional highly qualified personnel to be able to meet the needs of our clients. Additional expansion in existing or new markets could strain these resources.  Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.  If we are unable to hire additional appropriate personnel and expand our systems, we may not to be able to remain profitable.

We are dependent on our key management personnel, and the loss of any of these individuals could harm our business. We are dependent on the efforts of our key management and medical staff. The loss of any of these individuals, or our inability to recruit and train additional key personnel in a timely manner, could materially and adversely affect our business and our future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We have employment agreements with most of our key management personnel, but some of these individuals are employed “at-will” and any of them may elect to pursue other opportunities at any time. We have no present intention of obtaining key man life insurance on any of our executive officers or key management personnel.  If we lose any of our key management personnel for any reason, we could be adversely affected.

If we are unable to effectively promote our service and establish a leading position in the marketplace, our business may suffer.  Our industry is characterized by individual or small groups of surgical assistants.  As a result our name is relatively new.  We believe that the importance of  name recognition will increase over time. We may increase our marketing and advertising budgets to create and maintain current and future client loyalty.  If our efforts are not successful, one of our competitors could achieve greater name recognition and our business might suffer.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.  Our executive officers, directors and affiliates control the rights to vote a majority of our common stock. These stockholders can control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

We may conduct future offerings of our common stock and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price.  Our Certificate of Incorporation, as amended, authorizes us to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share, and up to a total of 100,000,000 shares of common stock, par value of $0.001 per share.  Our Board of Directors is authorized to determine the rights and preferences of any additional series or class of preferred stock.  The Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which are senior to our shares of common stock or which could adversely affect the voting power or other rights of the existing holders of outstanding shares of common stock. In the event that any such future sales of securities are occur, an investor’s pro rata ownership interest may be reduced.

We have not declared any dividends on our common stock to date and do not anticipate doing so in the foreseeable future. The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. Payments of dividends on outstanding shares of preferred stock, if any, must be paid prior to the payment of dividends on our common stock. We do not anticipate making any cash distributions on the common stock in the foreseeable future and investors in our common stock should not rely on dividend income.

There is a limited public trading market for our common stock; the market price of our common stock has been volatile and could experience substantial fluctuations.  Our common stock is currently quoted on the OTC Bulletin Board. As a result, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of our securities. Listing on the OTC Bulletin Board may make trading our shares more difficult for investors, potentially leading to further declines in our share price and may cause difficulty to us in obtaining future financing.  In addition, the market price of our common stock has been, and may continue to be, volatile. Such price fluctuations may be affected by general market price movements or by reasons unrelated to our operating performance or prospects, such as, among other things, the small trading volume of our shares, announcements concerning us or our competitors, government regulations, litigation or other factors.

We may be subject to litigation, which may have an adverse effect on us.  Currently, we are not a defendant in any legal proceeding nor are we aware of any claim or demand made against us that may reasonably result in a legal proceeding against us. We may become involved from time to time in various legal matters arising out of our operations in the normal course of business. If any litigation involves a material claim, the loss or settlement of such litigation could have an adverse effect on us.

Our business could suffer from rising insurance cost, the unavailability of insurance or other events.  The cost of insurance, including directors’ and officers’ liability insurance, workers’ compensation, product liability, business interruption and general liability insurance, continues to represent a significant expense to us. In response, we may increase deductibles and/or decrease some coverage to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverage, could adversely affect our results of operations, financial condition and cash flows if we suffer claims.

As a public company, our business is subject to numerous reporting requirements that are continuously evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC has promulgated rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B:   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2:      PROPERTIES

We currently lease approximately 8,042 square feet of office space at 10039 Bissonnet, Suite 250, Houston, Texas 77036-7852. Commencing in 2001, we subleased this property from a company owned by a related party because we lacked sufficient credit to qualify for the lease. Effective October 1, 2006, this sublease was terminated and the lease was assigned directly to us. This lease agreement was amended in September 2007 to expand our leased space and extend the lease term through December 31, 2014.  In addition, monthly lease payments increased to $8,117 through December 2007, $8,304 for 2008, and $8,484 for 2009. Future monthly minimum lease payments are $8,751 for 2010 and $8,846 for 2011 through 2014.

Future annual minimum lease payments are as follows:

2010	$105,012
2011	106,152
2012	106,152
2013	106,152
2014	106,152
TOTAL	$529,620

ITEM 3:      LEGAL PROCEEDINGS

Presently, we are not a defendant in any legal proceeding nor are we aware of any claim or demand made on us that may reasonably result in a legal proceeding against us.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “ASRG.OB.” Our common stock was approved for quotation on the OTC Bulletin Board on December 14, 2006 under the symbol "ASAO." On January 31, 2007, our symbol was changed to "ASUH" based upon our name change to American Surgical Holdings, Inc. Trading commenced in our common stock on the OTC Bulletin Board on March 1, 2007. All OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The closing price of our common stock on February 26, 2010 was $1.76.

The table below sets forth our high and low bid prices per share of common stock.  These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2008
First Quarter	$1.50	$0.40
Second Quarter	$0.50	$0.07
Third Quarter	$0.35	$0.08
Fourth Quarter	$0.30	$0.02

2009
First Quarter	$0.30	$0.05
Second Quarter	$1.25	$0.30
Third Quarter	$1.40	$0.50
Fourth Quarter	$3.20	$1.36
Shareholders

As of February 26, 2010, there were approximately 119 holders of record of our common stock. Such stockholders of record hold a total of 11,741,320 shares of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation	0	-	3,000,000 shares(1)
plans approved by
security holders

Equity compensation	3,295,500 shares(2)	$0.54	0
plans not approved
by security holders
Total	3,295,500 shares	$0.54	3,000,000 shares(1)

(1) Represents shares reserved for issuance under the Employee Stock Option Plan (the "Plan") approved on March 22, 2007.  To date, we have not issued any options under the Plan.
(2) Represents options granted outside of the Plan.  In January 2010, we cancelled options to purchase 625,000 shares of our common stock.  Following such cancellation, we had options to purchase a total of 2,670,500 shares of our common stock outstanding.

ITEM 6:	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and ASA, dated October 10, 2005, we acquired all of the shares of ASA, from Zak Elgamal, our Chief Executive Officer, and Jaime Olmo-Rivas, one of our executive officers. As a result of and in consideration for the issuance of 1,714,286 shares of our common stock to Mr. Elgamal and 1,714,286 shares of our common stock to Mr. Olmo-Rivas, for an aggregate amount of 3,428,572 shares of our common stock, ASA became our wholly owned subsidiary.

Our staff and associates are credentialed and providing services to surgeons and patients in 2009 at numerous hospitals and surgery centers in Texas, Oklahoma, Georgia and Virginia.  We commenced operations in Tennessee in 2010.  The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients). A small percentage of our revenue is generated from payments by the patients for deductibles and co-pays not covered by the insurers and payments from patients who are self-insured. We generate additional revenue in the form of fees earned under contracts for “On-Call Coverage” from hospitals and other healthcare facilities. Our agreements with these healthcare facilities usually include an exclusivity arrangement whereby ASA is the only entity entitled to provide surgical assistants within the client facility except under very limited and clearly defined circumstances.

Our cost of revenue includes those costs and expenditures that are incurred directly by or associated with the surgical assistants’ performance of their duties. The following items are included in the cost of revenue:

• Insurance - worker’s compensation, malpractice, medical and dental;

• Licenses and permits;

• Professional contract services;

• Postage and delivery;

• Salaries and wages;

• Payroll taxes; and

• Telephone and communications.

Critical Accounting Policies

Revenue Recognition

We recognize revenue over the period the service is performed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition in Financial Statements. In general, ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services rendered, (iii) the fee is fixed and determinable, and (iv) collectability is reasonably assured.

Established billing rates are not the same as actual pricing. They generally do not reflect what we are ultimately paid and therefore are not reported in our financial statements. We are typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“R.V.U.'s”) and a suggested range of charges for each surgical procedure which is then assigned a CPT code. This fee is discounted to reflect the percentage “using a modifier” recognized by each insurance carrier for surgical assistant services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated surgical assistant fee and the remainder amount is issued to us.

We report revenues derived from providing licensed and/or certified surgical assistants to assist physicians in surgical procedures, and in emergency surgery (“Service Fees, net”). Additional revenues are derived from contracts with hospitals for 24/7 Surgical Assistant On-Call services (“Contract Fees”).

“Service Fees, net” includes revenues generated from services performed by surgical assistants on the date the services are performed based on established billing rates less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. We compute these contractual adjustments and collection allowances based on our historical collection experience.

Completing the paperwork for each case and preparing it for billing takes approximately ten business days. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information.

Historical collection rates are estimated using the most current prior 12 month historical payment and collection percentages. We generally receive 99% of our collections within 12 months from the date of service. Amounts greater than one-year past due are written off as a bad debt. We account for charge-backs as they occur and record an estimate for known charge-backs as they are received from insurance companies.

We also earn revenue (“Contract Fees”) derived from contracts with hospitals for providing surgical assistant twenty-four hour per day On-Call coverage. Contract Fees are invoiced monthly throughout the respective contract period as services are provided and revenue is recognized monthly as the fees are earned.

Other Policies

Our other significant accounting policies are summarized in Note 1 of our Consolidated Financial Statements, included elsewhere in this annual report. Policies determined to be significant are those policies that have the greatest impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this annual report.

Reimbursement Disputes

In March 2007, we signed a contract with Aetna.  After the contract was signed, a dispute ensued regarding which payment schedule was applicable to the contract. This carrier represented approximately 22% of our business during the year ended December 31, 2007.  As a result of this dispute and Aetna’s application to the contract of a much lower payment schedule than we had anticipated, we experienced a significant decline in our collection percentage with respect to this carrier’s claims from approximately 25.6% to approximately 3.2%, resulting in a decrease in the average Collection Percentage for us for fiscal 2007, the first quarter of 2008 and one and a half months in the second quarter of 2008.  Following the cancellation of the Aetna contract as well as the Blue Cross and Humana network contracts in 2008, we were treated as an “out-of-network” provider for reimbursement purposes, and our Collection Percentage for 2008 returned to normal levels.  We no longer have any contracts with insurance carriers and we are in a legal dispute with Aetna regarding its application of the lower payment schedule to our contract.

In addition, during fiscal 2007, United Healthcare charged back $200,000 from current invoices, and charged back an additional $160,000 in the first quarter of 2008.  The charge back continued in 2008 but at a smaller rate for a total of approximately $600,000. United claims it is entitled to these refunds because it overpaid us on claims in 2006, 2007 and 2008.  We disagree with United’s assertions.

There is currently a dispute between us and a number of insurance carriers, including both Aetna and United, over what we consider underpayment by a carrier far below its contractual commitment.  As a result, we have filed a number of lawsuits against these insurance carriers.  The amounts of the individual claims vary substantially and at present we are unable to predict whether we will prevail in some or all of the cases and how much we will likely recover. As a result, we have not placed any value on these claims in our financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification No. 105, GAAP.  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but did change our reference to generally accepted accounting principles beginning in the third quarter of 2009.

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

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue: Revenues increased by $11,464,203, or 101.6%, to $22,743,714 for the year ended December 31, 2009 from $11,279,511 for the year ended December 31 2008.  The increase is due primarily to the changes management implemented in billing, such as converting to electronic billing, which allowed us to increase the revenue per procedure and aggressive collections.  In addition, during 2009, we collected approximately $2,500,000 more in revenue related to services rendered in 2008 than the amount we had originally recorded based on our revenue recognition policy.  This amount was recorded as revenue in 2009.  In addition, we experienced an increase of over 20% in procedures billed in 2009 versus 2008.  Lastly, the average gross bill per case increased on the average approximately 30% over the last two years.

Cost of Revenue:  Cost of revenue increased to $8,618,515 for the year ended December 31, 2009 from $6,977,986 for the year ended December 31 2008, an increase of $1,640,529, or 2.35%.  The increase is relatively small in comparison to the 101.6% increase in revenue.  The action items management put into place during the latter part of 2007 and during 2008 allowed us to reduce our cost per procedure, and to increase the number of procedures with little to no increase in surgical assistant staff, which resulted in a lower cost of revenue in comparison to the increase in revenue.

Gross Profit: Gross profit increased to $14,125,199 for the year ended December 31, 2009 from $4,301,525 for the year ended December 31 2008, an increase of $9,823,674. The 228.4% increase in gross profit resulted primarily from an increase in billed cases, an increase in the gross revenue per procedure, and cost containment.

Operating Expenses: Operating expenses, which are comprised of general and administrative, salaries and rent, increased to $7,080,237 for the year ended December 31, 2009, which was up from $3,819,470 for the comparable period in 2008. The two main categories of operating expenses are 1) general and administrative and 2) salaries. General and administrative expenses for the year ended December 31, 2009 increased to $2,408,386 from $1,578,915 for the year ended December 31, 2008, representing an increase of $829,471, or 52.5%. Salaries for the year ended December 31, 2009 increased to $4,576,518 from $2,142,565 for the comparable period in 2008, representing an increase of $2,433,953, or 113.6%. The increase in general and administrative was primarily a result of our payment of performance bonuses in 2009 to our executive officers, directors and key employees. Salaries increased due to increased staffing levels in the billing department and the payment of bonuses to the billing department, surgical assistants, and other personnel.

Interest Expense: Interest expense for the year ended December 31, 2009 was $144,293 compared to $1,623,750 for the year ended December 31, 2008. The 91.1% decrease in interest expense resulted primarily from the repayment of the outstanding principal of our convertible notes.  One half was paid in March 2009 and the other half in June 2009.

Income Tax Expense: We recorded a provision for income tax in 2009 in the amount of $2,561,247 as compared to an income tax benefit of $47,808 for the year ended December 31, 2008.  The income tax due in 2009 as compared to an income tax benefit in 2008 is primarily a result of the generation of income from operations in 2009 of $6,911,944 as compared to a ($1,135,784) loss from operations in 2008.

Net Income:  Our net income for the year ended December 31, 2009 was $4,350,697, which represented an improvement of $5,438,673 or 500%, compared to a net loss of $1,087,976 for the year ended December 31, 2008.  This improvement was primarily the result of the increase in revenue described above.

Results of Operations for the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue: Revenues increased to $11,279,511 for the year ended December 31, 2008 from $8,964,057 for the year ended December 31, 2007, an increase of $2,315,454.  This amounts to a 26% increase in revenue.  A significant portion of the increase occurred after May 15, 2008 when the Aetna contract was cancelled.  The increase is due to a number of factors which are difficult to quantify, however, they can be listed in management’s opinion in order of importance:

• The cancellation of the Aetna, Blue Cross, and Humana contracts;
• 15% increase in billable procedures in 2008 versus 2007;
• greater utilization of the available workforce in 2008 as compared to 2007;
• Improved billing procedures including conversion to electronic billing whenever possible; and
• Receipt of a settlement from a dispute we had with an insurance company in the amount of $98,000, after deducting attorney's fees.

Cost of Revenue: Cost of revenue increased to $6,977,986 for the year ended December 31, 2008 from $6,660,552 for the year ended December 31, 2007, an increase of $317,434.  The 5% increase is relatively small in comparison to the 26% increase in revenue.  The action items management put into place the latter part of 2007 and during 2008 allowed the Company to make more money per procedure, and to increase the number of procedures with little to no increase in surgical assistant staff which resulted in a lower cost of revenue in comparison to the increase in revenue.

In 2008, we added new hospitals in Houston, however, we continued to monitor the staffing needs by reassigning some of the full time salaried assistants to contract or PRN status.  These reassignments allowed us to more effectively manage our cost of labor while efficiently utilizing the salaried assistants and using the part time or PRN (Pro Re Nata) assistants to fill in only as needed.  Management continually monitors staffing and compensation needs in order to maximize the utilization and efficiency of the surgical assistants.

Gross Profit: Gross profit increased to $4,301,525 for the year ended December 31, 2008 from $2,303,505 for the year ended December 31, 2007, an increase of $1,998,020.  The gross profit improved dramatically in the second half of the year after the Aetna contract was cancelled.  The gross profit for the first half of 2008 was $1,174,913 and the second half was $3,126,612 for a total of $4,301,525 for the fiscal year 2008.

Operating Expenses:  Operating expenses for the year ended December 31, 2008 decreased to $3,819,470 from $4,974,061 for the year ended December 31, 2007 representing a decrease of $1,154,591. The two main categories of operating expenses are 1) general and administrative and 2) salaries. General and administrative for the year ended December 31, 2008 decreased to $1,578,915 from $2,237,742 for the year ended December 31, 2007, representing a decrease of $658,827, or 29%.  Salaries for the year ended December 31, 2008 decreased to $2,142,565 from $2,656,138 for the year ended December 31, 2007, representing a decrease of $513,573, or 19.3%.  The decrease in expenses in 2008 resulted from management cutting expenses and keeping the same number of surgical assistants as in 2007. In addition, the four principals and the Board of Directors took a 20% reduction in compensation and expenses beginning in May 2008. At the end of July 2008, the four principals took an additional 10% reduction in salaries, which along with other measures such as reducing the number of consultants reduced operating expenses.

Interest Expense: Interest expense for the year ended December 31, 2008 was $1,623,750 compared to $1,474,048 for the year ended December 31, 2007. Interest expense for the year ended December 31, 2008 included $420,097 of interest accrued at 15% on the face amount of both the convertible notes payable of $2,715,000 and the note payable-related party dated June 2008 in the amount of $150,000; $881,131 related to the accretion of the discount on the notes, and $322,521 of amortization of the deferred financing costs.  For the year ended December 31, 2007, interest expense was comprised of $219,721 of interest accrued at 15% on the face amount of the convertible notes payable of $2,715,000; $863,632 related to the accretion of the discount on the notes; and $390,695 of amortization of the deferred financing costs.  As a result, interest expense increased $149,701 in 2008 as compared to the comparable period in 2007. Eighty percent (80%) of the interest expense occurred in the first six months of 2008.

Income Tax Expense:  We recorded an income tax benefit in 2008 in the amount of $47,808 compared to an income tax benefit of $1,022,848 for the year ended December 31 2007. Additional benefits will be utilized in future years to offset income required to be recognized by us under IRC section 481, relating to a mandated change of method from the cash to accrual basis for tax return filing purposes.  We had a $508,590 loss carry forward at the end of December 2008. The Section 481(a) adjustment is amortized over a three year period with 2009 being the last year. This adjustment is $600,424 and this is applied to the loss carry forward which will result in taxable income effective January 1, 2009 of $91,864, or $31,244 of taxes payable. This payable is shown as deferred income tax on the balance sheet as of December 31, 2008.

Net Loss:  Our net loss was $1,087,976 for the year ended December 31, 2008, which represented an improvement of $1,985,211 compared to our net loss of $3,073,187 for the year ended December 31, 2007.  The improvement in our net loss was primarily due to the cost cutting measures and billing practice improvements we implemented as described above.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have relied primarily upon cash flow from operations, the net proceeds of our convertible note offering completed during 2007 and a promissory note from a related party to finance our operations. Our primary use of cash from operations has been the repayment of our convertible notes as more fully described below and payment of our operating expenses.

During the year ended December 31, 2007, we experienced losses and negative cash flows from operations.  During 2008, we implemented the following steps: (i) the contract with Aetna was terminated effective May 15, 2008, (ii) we disputed United’s chargebacks, which had reduced our collection percentage; (iii) we reassigned staff to assure full utilization; (iv) we terminated all our outside consulting agreements and we continued to limit the hiring of outside consultants to what was needed and required for a public company.

As a result of these changes and our dramatic increase in revenue in 2009, we improved our cash flow dramatically in 2009 and we believe that our cash flow will continue to remain stable or improve in 2010. As of December 31, 2009, our total working capital was $5,530,780 as compared to $832,248 as of December 31, 2008.  During 2010, we anticipate that our working capital needs will increase as we expand our business both in existing and in new states.  We believe that our cash flows from operations will be sufficient to meet our working capital needs.

Although we do anticipate some capital needs in the future to expand our information technology in response to our growth, we have not yet established a budget or timeline for such capital improvements.  If such capital needs occur in the coming year and are not significant, they will likely be funded from our cash flow from operations.  If such capital needs are significant, we would likely seek additional financing to meet them.

Operating Activities: Net cash provided by operating activities was $4,702,232 for the year ended December 31, 2009 as compared to net cash used in operating activities of $483,930 during 2008.  The increase is primarily a result of the $5,438,673 improvement we recorded in net income as compared to a net loss in 2008. The increase was also due to a $728,355 increase in accrued salaries and payroll taxes, which resulted from the reinstatement of management salaries to their original levels, an increase in performance bonuses, and the increase in our administrative personnel from 12 to 21 to handle our expanded operations.  Net cash used in operating activities was $483,930 for the year ended December 31, 2008 as compared to net cash used in operating activities of $2,543,817 for the comparable period in 2007.  The decrease in use of cash in operations resulted primarily from the improvement in our net loss from 2008 as compared to 2007.

Investing Activities:  Net cash provided by investing activities was $303,015 for the year ended December 31, 2009 as compared to net cash used in investing activities of $379,698 for the comparable period in 2008.  The primary reason for the increase is the removal of the restrictions on $373,653 of cash in anticipation of the payment of the convertible notes, which was partially offset by the purchase of hospital contracts and non-competes, and the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2008 was $379,698 as compared to net cash used in investing activities for the comparable period in 2007 of $25,846.  The increase in cash used in 2008 resulted from the classification of $373,653 as restricted cash for the payment of the convertible notes in March 2009, which was partially offset by a decrease in the purchase of property and equipment.

Financing Activities: Net cash used in financing activities for the year ended December 31, 2009 was $2,731,490 as compared to net cash provided by financing activities of $150,000 in the comparable period in 2008.  The increase in cash used for investing activities is primarily the result of the repayment of $2,715,000 in principal outstanding on the convertible notes issued in 2007 and the repayment of $150,000 on the note from a related party.  Net cash provided by financing activities for the year ended December 31, 2008 decreased by $2,178,006 from $2,328,006 in the comparable period of 2007.  The decrease resulted primarily from the receipt of proceeds of $2,328,006 from the sale of the convertible notes in 2007 as compared to the receipt of proceeds from a promissory note from a related party of $150,000 in 2008.

Convertible Notes

In May 2007, we commenced an offering of a minimum of 12 Units and a maximum of 35 Units pursuant to a private placement memorandum at a price of $100,000 per Unit.  Each Unit consisted of (i) a one year 15% interest bearing unsecured promissory note (“Note”) in the principal amount of $100,000 and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share (the "Warrants”).  We also agreed to register the shares of common stock underlying the warrants under certain circumstances.

The Notes were secured by our accounts receivable and an assignment of any proceeds received by us from judgments against or settlements with insurance carriers with respect to certain past due claims.

The Notes were convertible into our common stock if we commenced a “Qualified Offering” prior to the maturity date of the Notes. In lieu of repayment of principal and interest on the Notes, the Holders of the Notes could acquire our securities in the amount of such principal and interest at a purchase price equal to 85% of the price per security sold in the Qualified Offering. For purposes of the Notes, a Qualified Offering was the completion of an offering or offerings of our securities, including any offering of debt or equity securities, or securities convertible into debt or equity securities, in an amount not less than $3.0 million.

Dawson James Securities, Inc. (“Dawson”) was hired as the exclusive placement agent for the offering.  For its services, Dawson earned a cash commission equal to 10% and a non-accountable expense allowance equal to 3% of the gross proceeds of each Unit sold.  In addition, for each Unit sold Dawson earned warrants to purchase 20,000 shares of our common stock at an exercise price of $2.00 per share.

In June 2007, we accepted subscriptions for the minimum number of Units and executed Notes in the principal amount of $1,230,000 and issued warrants to purchase 1,230,000 shares of common stock to the note holders.  We received net proceeds of $1,070,100 after payment of commissions to Dawson.  In July 2007, we accepted subscriptions for an additional 14.85 Units and executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock to the note holders. We received net proceeds of $1,291,950 after payment of commissions to Dawson. The value of the warrants issued as part of the Units was recorded as a discount on the Notes and was charged to interest expense and accreted to the balance of the Notes over the life of the Notes.  In connection with the offering, we issued warrants to purchase 543,000 shares of our common stock to Dawson.  The value of the warrants issued to Dawson as part of the compensation for the offering and the cash commission paid to Dawson was recorded as deferred financing costs and amortized to interest expense over the life of the Notes.

In July 2008, the terms of the Notes were renegotiated with half due in March 2009 and the due date of the remaining balance automatically extended to December 2009 upon payment of the amount of principal due on March 31, 2009. The warrants were re-priced with one half re-priced at an exercise price of $0.10 per share and one half re-priced with an exercise price of $0.75 per share.  The warrants held by Dawson were not re-priced.  The fair value of the options was reset and a portion was charged to interest expense in 2008 and the remainder amortized in 2009.

We paid the Notes on a timely basis from cash generated from operations.  One half of the Notes were paid off in March 2009 and the other half in June 2009.  In November 2009, we received a request to register the shares of common stock underlying the warrants.  In response, we filed a registration statement with the SEC on a timely basis as required by the agreement with the warrant holders.

Note from a Related Party

The note payable due to a related party of $150,000 was signed on June 12, 2008 and extended on September 12, 2008 to a new maturity date of June 15, 2009.  The note accrued interest at a rate of 15% annually.  During 2009 and 2008, we recorded $4,685 and $12,452 of interest expense, respectively.  All accrued interest on this note as of December 31, 2008 was paid in January 2009 and the principal and accrued interest from January 1, 2009 was paid in full during March 2009.

Exercise of Warrants and Options

During 2009, warrant holders exercised warrants to purchase 1,082,500 shares and 912,500 shares of our common stock at exercise prices of $0.10 per share and $0.75 per share, respectively, representing an aggregate of $36,750 in proceeds to us.  This amount reflects only the warrants that were exercised for cash, as many of the warrants were exercised on a cashless basis.  As of December 31, 2009, 275,000 warrants and 445,000 warrants with exercise prices of $0.10 per share and $0.75 per share, respectively, remained outstanding.  In addition, Dawson James exercised warrants to purchase 535,285 shares at $2.00 per share, on a cashless exercise basis. As of December 31, 2009, we had 7,715 warrants with an exercise price of $2.00 per share outstanding.

During 2009, Zak Elgamal, Jaime Olmo, Jose Chapa, Bland Chamberlain, Jim Longaker, Trisha Bonar, Henry Toh, Michael Kleinman and Charles Bailey exercised options to purchase 314,155 shares, 314,155 shares, 78,539 shares, 78,539 shares, 251,325 shares, 78,539 shares, 31,416 shares, 31,416 shares, and 31,416 shares, respectively, for an aggregate of 1,209,500 shares, and paid us an aggregate of $96,760.

Contractual Obligations

The following table summarizes the payments due under contractual obligations as of December 31, 2009:

	2010	2011	2012	2013	2014 and Thereafter	Total

Operating Leases	$105,012	$106,152	$106,152	$106,152	$106,152	$529,620
Purchase Obligations(1)	2,361,462	1,476,300	1,550,115	1,565,396	10,530,739	17,484,012
Total	$2,466,474	$1,582,452	$1,656,267	$1,671,548	$10,636,891	$18,013,632

(1) Represents payments due under the employment agreements with each of our Chief Executive Officer and Vice President of ASA and the services/consultant agreements with two of our key employees as more fully described in "Item 11. Executive Compensation – Employment Agreements."

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct our business in United States dollars. We do not have any variable rate debt or other instruments.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements beginning on page F-1.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their stated objectives.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and our directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our  registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors, Executive Officers and Key Employees

Listed below are our executive officers, members of our board of directors and our key employees.  Following the table is a brief description of their business experience for at least the past five years.

Name	Age	Position
Zak W. Elgamal	61	Executive Chairman, Chief Executive Officer and President
Jaime Olmo-Rivas	54	Executive Director, and Vice President of American Surgical Assistants, Inc.
Henry Y. L. Toh	52	Lead Independent Director
Dr. Charles W. Bailey, Jr.	69	Independent Director
Dr. Michael Kleinman	54	Independent Director
Bland Chamberlain	53	Key Employee and Surgical Assistant
Jose Chapa	57	Key Employee and Surgical Assistant
James A. Longaker	64	Chief Financial Officer

Each of our directors is appointed to serve for a one-year term.

Zak W. Elgamal, Executive Chairman, Chief Executive Officer, and President

Mr. Elgamal has been our President, Chief Executive Officer, and a Director since October 31, 2003. Since 1983, Mr. Elgamal has been a Certified Surgical Assistant in Houston, Texas. In such capacity, Mr. Elgamal has practiced as an assistant in general, endoscopic and advanced endoscopic surgery, orthopedic and endoscopic orthopedic surgery, spinal surgery, vascular surgery, neurosurgery, gynecology, obstetrics, laparoscopy assisted gynecological surgery, and plastic and re-constructive surgery.  From 1999 to 2002, Mr. Elgamal was President and the Executive Director of American Surgical Assistants, L.L.P. He then became the President of its successor American Surgical Assistants, Inc. in Houston, Texas, which was founded to contract with hospitals for the services of surgical assistants.  From 1983 to 1999, he was also been the President of C.S.A. Services, Inc. in Houston, Texas, which was the General Partner of American Surgical Assistants, L.L.P.  Mr. Elgamal received his M.D. degree (M.B., B.Ch) from the Faculty of Medicine at Ain-Shams University in Cairo, Egypt in 1972. He also received his graduate training in Healthcare Management in Cairo, Egypt. He is a Vanguard member of the American College of Physician Executives, a member of the American College of Healthcare Administrators, an affiliate member of the American College of Surgeons, a member of the Advisory Council of The Joint Commission on Staffing, and a member of the sub-committee on Allied Health at Memorial Hospital Healthcare System, Southwest.

Jaime Olmo-Rivas, Director and Vice President of American Surgical Assistants, Inc

Mr. Olmo-Rivas has been a Director and is the Vice President of our wholly owned subsidiary, ASA since October 31, 2003.  Mr. Olmo-Rivas is a trained cardio-vascular surgical assistant with very special capabilities in endoscopic vein harvesting and open heart surgery. In addition to performing surgical assisting duties, he is responsible for everyday management and supervision of all our surgical assistants working in the field.  Mr. Olmo-Rivas graduated from medical school in the Dominican Republic in 1980. He is the past President and a member of the Board of Directors of the American Board of Surgical Assistants.

Henry Y. L. Toh, Lead Independent Director

Mr. Henry Toh has served as our Lead Independent Director since March 2007. In addition, Mr. Toh currently serves as a member of the Board of Directors of four other publicly traded companies. Since 2001, Mr. Toh has served as a director of Teletouch Communications Inc., a telecommunications service provider. Since 1992, Mr. Toh has served as an officer and director of C2 Global Technologies Inc., a publicly held voice-over-IP company. Since December 1998, Mr. Toh has served as a director of Idna Inc., a specialized finance and entertainment company. Since February 2008, Mr. Toh has served as Vice Chairman of the Board and EVP of NuGen Holdings, Inc., formerly InovaChem, Inc., a company specializing in the research, development and manufacture of permanent magnetic electric motors. From 2004 to 2009, Mr. Toh has served as a director of Isolagen, Inc., currently renamed as Fibrocell Science Inc., an aesthetic and therapeutic development stage company.   Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity since 1992.  Since 1992, Mr. Toh has been a principal of Amerique Investments International Corp., a real estate investment and management company.  From 1980 through 1992, Mr. Toh was employed by KPMG Peat Marwick, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

Dr. Charles W. Bailey, Jr., MD, JD, Director

Dr. Bailey received his law degree from the South Texas School of Law in 1980 and received his Medical Degree from the University of Texas Medical Branch in Galveston, Texas. Dr. Bailey has been in private practice in plastic surgery since 1973. He is listed in Best Doctors in America for the Central Region and was named by Town & Country Magazine as one of the top cosmetic surgeons in the United States. From 1980 to the present, Dr. Bailey has also been a medico-legal consultant to various law firms and insurance companies, providing medical record review and evaluations. From 1972 through 1993, he held various teaching appointments with the University of Texas Medical School in Houston, South Texas College of Law, and Baylor College of Medicine. Dr. Bailey has published over 45 papers, and has held various positions, including most recently President of the Texas Medical Association in 2003 and 2004. He is a current Delegate to the American Medical Association. Dr. Bailey is also a member of the Mediation Panel for Federal District Courts, Southern District of Texas.

Dr. Michael Kleinman, MD, Director

Dr. Kleinman graduated from Rice University and attained his medical degree at the University of Texas, Albert Einstein College of Medicine in Dallas, Texas in 1983. He is a Board Certified surgeon with a private practice in Houston, Texas. He is also a Clinical Assistant Professor of Surgery at Baylor University and at the University of Texas, Physician Liaison for Memorial Care System, and a Fellow of the American College of Surgeons.  Dr. Kleinman is also a member of the American Society of General Surgeons, the Society of American Gastrointestinal Laparoscopic Surgery, Houston Surgical Society, Harris County Medical Society, and the American Medical Association and a past member of Texas Medical Association, International College of Surgeons, American College of Physician Executives, and the American Board of Utilization Review Physicians.  He has received the Physicians Recognition Award in 2003 and 2006, and ten citations for top doctors.

Bland Chamberlain, Key Employee and Surgical Assistant

Bland Chamberlain has been employed as one of our surgical assistants since November 2005.  In addition, Mr. Chamberlain assists with billing and personnel matters on behalf of ASA, and as such, is a key employee.  He has been a certified surgical assistant since 1985 and is licensed in the State of Texas.  He assisted in the legislative process that resulted in the recognition and licensure of surgical assistants in the State of Texas and serves on the Surgical Assistant Advisory Committee of the Texas Medical Board.  From 1996 to 2005, Mr. Chamberlain was part owner of Surgical Assistant Services, Inc.

Jose Chapa, Key Employee and Surgical Assistant

Jose Chapa has been employed as one of our surgical assistants since November 2005.  In addition, Mr. Chapa coordinates scheduling at various hospitals and represents ASA in personnel matters and contract negotiations, and as such, is a key employee.  He is a certified and licensed surgical assistant in the State of Texas and an affiliate member of the American College of Surgeons.  From 1996 to 2005, Mr. Chapa was part owner of Surgical Assistant Services, Inc.  He received his M.D. degree from the Universidad Autonoma de Cuidad Juarez in Juarez, Mexico in 1984.

James A. Longaker, Chief Financial Officer, CPA, CFE

James A. Longaker, our Chief Financial Officer, was hired in November 2007 and became our Chief Financial Officer in December 2007. Prior to joining us, Mr. Longaker worked from October 2006 to November 2007 as an independent consultant. From May 2005 to October 2006, Mr. Longaker was the Chief Financial Officer of Trulite, Inc., a research and development company.  From December 2001 to May 2005, Mr. Longaker was a partner at the Forte Group, LLC, a management consulting firm that specialized in emerging businesses. From February 1999 to December 2001, Mr. Longaker worked as a consultant with Glass and Associates serving as an interim Chief Financial Officer for companies.  From 1990 to 1999, Mr. Longaker had his own consulting business. Mr. Longaker received his Bachelor’s Degree from Louisiana Polytechnic Institute in 1967 and a Master’s Degree in Business Administration in 1969 from Louisiana State University. Mr. Longaker is a Certified Public Accountant and a Certified Fraud Examiner.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the our equity securities (collectively “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by rules of the Securities and Exchange Commission to furnish with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to and written representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2009, the following persons failed to file or filed late reports of changes in their beneficial ownership of our securities:  Mr. Elgamal failed to file one Form 4 to report two individual transactions and four Form 4s to report one individual transaction; Mr. Olmo-Rivas failed to file one Form 4 to report two individual transactions and three Form 4s to report one individual transaction; each of Messrs. Chamberlain and Chapa failed to file three Form 4s to report one individual transaction; and each of Mr. Toh and Drs. Bailey and Kleinman failed to file three Form 4s to report one individual transaction.  In addition, each of these individuals failed to file a Form 5 to report these late filings

Code of Ethics

We have adopted a Code of Ethics applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and other persons performing similar functions. The Code of Ethics is a statement of business practices and principles of behavior that support our commitment to conducting business while maintaining the highest standards of business conduct and ethics. Our Code of Ethics covers topics including, but not limited to, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code. Any amendment of the Code of Ethics or any waiver of its provisions for a director, executive officer or senior financial officer must be approved by the Board of Directors. We will publicly disclose any such waivers or amendments pursuant to applicable SEC regulations.

Audit and Corporate Governance Committee

Our Audit and Governance Committee, which is comprised of Mr. Toh and Dr. Kleinman, assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing and reporting practices.  The Audit and Governance Committee has the authority and responsibility to hire one or more independent auditors to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control), to discuss with such independent auditors the results of such audit and review, to conduct periodic independent reviews of the systems of accounting (including systems of internal control), and to make reports periodically to the Board of Directors with respect to its findings. The Board of Directors has determined that each Audit and Governance Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The committee is also responsible for making recommendations to the Board of Directors or otherwise acting with respect to corporate governance matters, including board size and membership qualifications, new director orientation, committee structure and membership, communications with shareholders, and board and committee self-evaluations. The Audit and Governance Committee operates under a written charter adopted by our Board of Directors.  The Audit and Governance Committee met eight times and acted by unanimous written consent eight times during 2009.

The members of the Audit and Governance Committee are independent, as defined by SEC rules.  Our Board of Directors has determined that Mr. Toh is a “financial expert” as defined under Item 407 of SEC Regulation S-K.

ITEM 11:    EXECUTIVE COMPENSATION

Compensation of Executive Officers and Key Employees

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to our named executive officers (including our key employees) for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards (4)	Stock Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation	Total

Zak Elgamal Chairman & CEO(1)	2009	$593,388	$707,450	$90,868		$229,284	$132,000	$1,752,990
	2008	$408,390		$37,045		$50,109	$175,211	$670,755
	2007	$618,894		$56,600			$89,304	$764,798

Jaime Olmo-Rivas Vice President of ASA(1)	2009	$593,388	$733,550	$90,868		$229,284	$132,000	$1,779,090
	2008	$408,391		$37,045		$50,109	$175,211	$670,756
	2007	$642,487		$56,600			$70,489	$769,576

Bland Chamberlain Key Employee(2)	2009	$335,053	$134,800	$14,242	$25,000		$72,000	$581,095
	2008	$246,401			$25,000		$100,800	$372,201
	2007	$362,850			$25,000		$53,150	$441,000

Jose Chapa Key Employee(2)	2009	$333,053	$265,700	$14,242	$25,000		$72,000	$709,995
	2008	$244,516			$25,000		$96,800	$366,316
	2007	$362,458			$25,000		$52,850	$440,308

James Longaker CFO(3)	2009	$131,077	$65,500	$45,562			*	$242,139
	2008	$120,000					*	$120,000
	2007	$11,538					*	$11,538

*Perquisites and other personal benefits provided to such named executive officer had a total value of less than $10,000.

(1) Mr. Elgamal and Mr. Olmo-Rivas are each entitled to receive annual cash compensation of $564,400.  In addition, commencing in August 2009, each officer was paid $7,500 a month for serving on the Mergers and Acquisitions Committee of our Board of Directors.

(2) In November 2005, we entered into employment and consulting agreements with Mr. Chamberlain and Mr. Chapa, and corporations owned by each of them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive annual combined cash compensation of $344,000.

(3) James A. Longaker was hired in November 2007 at an annual salary of $120,000.  The salary was increased to $132,000 a year at the beginning of 2009.

(4) In January 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted options to purchase 250,000 shares of our common stock, which options vested daily over their three year term. In December 2009, our Board of Directors extended the expiration date of these options to December 31, 2012.  In January 2009, Mr. Elgamal and Mr. Olmo-Rivas were granted options to purchase 1,000,000 shares of our common stock, which options vest daily over a three year period.  We amortize the fair value of these options over the term of the option.  For each officer, the fair value of the options amortized in 2009, 2008 and 2007 is reflected in this table.  In January 2009, Mr. Chamberlain and Mr. Chapa were each granted options to purchase 250,000 shares of our common stock, which options vest daily over a period of three years.  The fair value of the options granted to each of Mr. Chamberlain and Chapa amortized in 2009 is reflected in this table.  In January 2009, Mr. Longaker was also granted options to purchase 800,000 shares of our common stock, which options vest daily over a three year period. The fair value of the options granted to Mr. Longaker amortized in 2009 is reflected in this table.

(5) In November 2005, we issued 1,428,573 shares of our common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  We expensed $50,000 in 2009, 2008 and 2007.  The unamortized balance at December 31, 2009 of $43,750 will be amortized on a straight-line basis over the remaining life of the agreements.

(6) Pursuant to the terms of their respective employment agreements, Mr. Elgamal and Mr. Olmo-Rivas are entitled to a quarterly bonus of 2% of the increase in the net revenue for each quarter in the  current year as compared to the comparable quarter in the prior year.

Outstanding Equity Awards at Fiscal Year-End

The table below shows the options to purchase our common stock held by our named executive officers as of December 31, 2009.  None of our named executive officers held stock awards as of December 31, 2009.

	Number of securities underlying unexercised Options		Equity incentive plan awards: number of securities underlying unexercised unearned	Option exercise	Option expiration
Name	Exercisable	Un-exercisable	options	price	date
Zak W. Elgamal	249,942	228	-	2.42	12/31/2012(1)
	-	685,845	-	0.08	1/20/2012
Jaime Olmo-Rivas	249,942	228	-	2.42	12/31/2012(1)
	-	685,845		0.08	1/20/2012
Jim Longaker	-	548,645	-	0.08	1/20/2012
Bland Chamberlain	-	171,461	-	0.08	1/20/2012
Jose Chapa	-	171,461	-	0.08	1/20/2012

(1) These options were cancelled in January 2010.

Employment Agreements

On June 18, 2009, we entered into executive employment agreements with each of Mr. Elgamal and Mr. Olmo-Rivas effective as of January 1, 2009, pursuant to which they will continue to serve as our President and Vice-President, respectively.  In addition, Mr. Elgamal and Mr. Olmo-Rivas will continue to serve as the President and Vice President/Chief Operating Officer, respectively, of ASA.  The executive employment agreement are for a term of 10 years each and will automatically renew for an equal period unless either party notifies the other of its intent to terminate the agreement no less than 90 days prior to the expiration date of the then-current term.  Each of Mr. Elgamal and Olmo-Rivas is entitled to receive annual compensation of $564,400, and an $11,000 monthly unaccountable expense allowance.  These amounts will be subject to bi-annual increases of 5% beginning on the first anniversary of the agreement.  In addition, they are each entitled to health, disability and life insurance benefits and a performance-based bonus, paid quarterly, equal to 2% of the increase in our gross revenue compared to the comparable quarter in the prior calendar year. Each executive is also entitled to receive an option to purchase a number of shares equal to 5% of any shares issued by us during the term of their respective agreements at a price equal to 25% of the average closing price of our common stock for the fived days prior to the issuance of such shares. Mr. Elgamal and Mr. Olmo-Rivas have waived their rights to these options for the year ended December 31, 2010 and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

Lastly, the agreements also include an early termination provision that provides for a contract termination payment equal to $3,000,000 if we terminate the agreement without cause or if the agreement is terminated with a cause less than a conviction of a federal felony prior to the expiration date, as such date may be extended based on renewals.

On November 25, 2006, we entered into service/consulting agreements with corporations owned by each of Mr. Chamberlain and Mr. Chapa individually pursuant to which we pay annual consulting fees of $200,000 payable monthly.  In addition, we pay a $5,000 monthly unaccountable expense allowance and a $1,000 automobile allowance to each of Mr. Chamberlain and Mr. Chapa.  The consulting agreement is for an initial term of five years and will automatically renew for an equal period unless either party notifies the other of its intent to terminate the agreement no less than 60 days prior to the expiration date of the then-current term.  In connection with the execution of the service/consulting agreement, we also entered into employment agreements with each of Mr. Chamberlain and Mr. Chapa pursuant to which they are employed by us as surgical assistants.  These employment agreements provide for a one-year term and automatically renew unless either party elects to terminate the agreement with thirty days advance notice of the anniversary date.  The compensation is $144,000 a year with health, life and disability benefits.  Mr. Chamberlain and Mr. Chapa are key employees and they assist in the management of our contracts with at least five of the Houston hospitals.   We now pay the amounts due to them for consulting service as part of their employment compensation.  Their agreements include an option, exercisable by Mr. Chamberlain and Mr. Chapa, to purchase 5% of any shares issued by us during the term of the agreements at a discounted price equal to 25% of the closing price of our common stock on the date the stock issued by us.  Mr. Chamberlain and Mr. Chapa have waived their rights to these options for the year ending December 31, 2010, and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The agreements include an early termination provision that provides for a contract termination payment equal to $3,000,000 if we terminate the agreement without cause prior to the expiration date, as such date may be extended based on renewals. Each of Mr. Chamberlain and Chapa will be subject to a non-compete for a period of one year following the termination of their respective service to us.

Effective December 31, 2008, we entered into an employment agreement with Mr. James Longaker pursuant to which he serves as our Chief Financial Officer. The employment agreement provides for a one year term, which is automatically extended for additional one-year terms unless either party notifies the other of its intent to terminate the agreement no less than 60 days prior to the expiration of the then-current term.  In December 2009, Mr. Longaker’s employment agreement was extended for one year.  Mr. Longaker is entitled to receive an annual base salary of $132,000, subject to annual review by our board of directors.  Mr. Longaker is also eligible to receive an annual bonus, awarded at the discretion of our board of directors, of up to 100% of his base salary.  If Mr. Longaker’s employment is terminated by us without cause or by Mr. Longaker for Good Reason (as defined in the employment agreement), Mr. Longaker will be entitled to receive his base salary and continued medical coverage for a period of two months after termination. Mr. Longaker shall be subject to a non-compete and a non-solicitation of employees and customers for a period of one year following the termination of his employment.

Approval and Adoption of the Employee Stock Option Plan

On or about March 22, 2007, our Board of Directors and the holders of a majority of our shares of common stock approved the Employee Stock Option Plan (the “Plan” or “ESOP”).  The Plan was effective in April 2007.  The Plan provides a total of 3,000,000 shares of our common stock to be issued to our employees, directors, independent contractors, agents or other eligible persons upon the exercise of stock options.  To date we have not granted any options under the Plan. The Exercise Price shall be 100% of the fair market value per common share for all eligible participants on the grant date, provided that the exercise price for options granted to any person who directly or by attribution owns more than 10% of the total combined voting power of all classes of stock of us or any parent or subsidiary of us shall not be less than 110% of the fair market value of the shares on the date of grant.  Fair market value for purposes of the Plan is deemed to be the average of the last five (5) closing sales prices of our common stock on a Primary Market or on the exchange that our common stock is then listed as quoted by Bloomberg Financial Markets. The term of the Options shall be no greater than ten years from the Grant Date.

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

Compensation of Directors

Independent Directors are entitled to receive monetary and stock compensation for serving on our board of directors and committees of our board.  Executive directors are not entitled to director fees of any type except with respect to serving on our mergers and acquisitions committee.

DIRECTORS COMPENSATION TABLE

At the board of directors meeting during March 2007, the board established the fees for independent directors as follows:

• Annual board fee of $36,000, plus $1,000 per board or committee meeting

• Lead independent director - $15,000 annually

• Chair of the Audit and Corporate Governance Committee - $10,000 annually

• Chair of the Nominating Committee - $5,000 annually

• Chair of the Compensation Committee - $5,000 annually

•  Mergers and Acquisitions Committee members - $7,500 monthly for executive directors and $5,000 per month for independent directors

We compensate our directors for service on our board of directors, and any committees thereof on which they serve, and we reimburse them for expenses incurred for attendance at meetings of our board of directors and/or any committee of our board of directors.  Mr. Toh waives the committee meeting fees due to him except with respect to the mergers and acquisitions committee.

Mr. Toh received an initial board fee of $25,000 in March 2007 when he joined the board.  In addition, he was issued 25,000 shares of common stock and options to purchase 75,000 shares of common stock.  Dr. Bailey and Dr. Kleinman each received options to purchase 25,000 shares of common stock when they joined the board in March 2007.  All of these options had a term of three years, an exercise price equal to the fair market value of our common stock on the date of grant and vested daily over a three year period. In January 2010, these recipients received a special cash bonus and these options were cancelled as part of the consideration for the cash bonus. Each of Mr. Toh, Dr. Bailey and Dr. Kleinman received $67,500, $22,500 and $22,500, respectively in connection with the cancellations.

For 2009, the fees paid and the fair value of the stock options granted to the members of our board are set forth in the table below.  We did not grant any stock awards to the members of our board of directors during 2009.

Name	Cash	Options		Total
Mr. Henry Toh Audi and Corporate Governance Chairman Lead Director	$177,088	$11,275	(1)	$188,363

Dr. Charles Bailey Nominating Committee Chairman	$90,922	$5,695	(2)	$96,617

Dr. Michael Kleinman Compensation Committee Chairman	$102,922	$5,695	(3)	$108,617

(1)
As of December 31, 2009, Mr. Toh had fully vested options to purchase 75,000 shares of our common stock and unvested options to purchase 68,584 shares of our common stock.  In January 2010, the options to purchase 75,000 shares of our common stock were cancelled.

(2)
As of December 31, 2009, Dr. Bailey had fully vested options to purchase 25,000 shares of our common stock and unvested options to purchase 68,584 shares of our common stock.  In January 2010, the options to purchase 25,000 shares of our common stock were cancelled.

(3)
As of December 31, 2009, Dr. Kleinman had fully vested options to purchase 25,000 shares of our common stock and unvested options to purchase 68,584 shares of our common stock.  In January 2010, the options to purchase 25,000 shares of our common stock were cancelled.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of our common stock owned as of February 26, 2010 by all persons: (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by each of our directors, and (iii) by all officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial
Owner and Address	Amount and Nature	Percent
of 5% Beneficial Owners	of Beneficial Owner	of Class (1)
Zak W. Elgamal (2)
10039 Bissonnet #250
Houston, Texas 77036-7852	3,289,064	27.76%

Jaime Olmo-Rivas (3)
10903 Ashland Bridge Lane
Sugar Land, Texas 77478	3,295,379	27.81%

Bland E. Chamberlain, III (4)
4010 Fulford Court
Katy, Texas 77450	962,623	8.18%

Jose J. Chapa, Jr. (5)
8726 Cederdale Drive
Houston, Texas 77055	962,623	8.18%

Henry Y. L. Toh (6)	67,192	*

James A. Longaker (7)	337,534	2.85%

Dr. Michael Kleinman (8)	42,192	*

Dr. Charles Bailey (9)	42,192	*

All Executive Officers and Directors
as a Group (8 persons) (10)	8,998,799	74.19%

*Less than 1%.

(1)	The percent of class is based on 11,741,320 shares of common stock issued and outstanding as of February 26, 2010.

(2)
Includes: (i) 8,572 shares owned by Mr. Elgamal's wife; and (ii) 107,763 shares issuable upon the exercise of options exercisable within 60 days. Does not include 3,572 shares owned by each of Mr. Elgamal's daughters.

(3)
Includes: (i) 14,288 shares owned by Mr. Olmo-Rivas' minor children; and (ii) 107,763 shares issuable upon the exercise of options exercisable within 60 days.  Does not include 1,430 shares and 22,286 shares owned by Mr. Olmo-Rivas’ father and adult children, respectively.

(4)	Includes 26,940 shares issuable upon the exercise of options exercisable within 60 days.

(5)	Includes 26,940 shares issuable upon the exercise of options exercisable within 60 days.

(6)	Includes 10,776 shares issuable upon the exercise of options exercisable within 60 days.

(7)	Includes 86,209 shares issuable upon the exercise of options exercisable within 60 days

(8)	Includes 10,776 shares issuable upon the exercise of options exercisable within 60 days.

(9)	Includes 10,776 shares issuable upon the exercise of options exercisable within 60 days.

(10)	Includes 387,943 shares issuable upon the exercise of options exercisable within 60 days.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Bland Chamberlain loaned us $150,000 at 15% interest on June 12, 2008.  The loan was renewed on September 12, 2008 with a maturity date of June 15, 2009.  In March 2009, all principal and interest on the note was repaid in full.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes the aggregate fees billed to us by Webb & Company, P.A. for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees (a)	$86,612	$50,768
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
TOTAL	$86,612	$50,768

(a)
Audit fees include the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statement and reviews of the financial statements included in our quarterly reports on Form 10-Q during that fiscal year as well as and for 2009 services performed in connection with the filing of a registration statement on Form S-1 and responding to comment letters received by the SEC.

Audit and Non-Audit Services Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder, the Audit and Corporate Governance Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit and Corporate Governance and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit and Corporate Governance. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit and Corporate Governance Chairman is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit and Corporate Governance, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit and Corporate Governance (or its Chairman or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)   Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (1)
3.2	By-Laws (1)
3.3	Amendment to Certificate of Incorporation
3.4	Amendment to Certificate of Incorporation
10.1	Employee stock option plan (2)
10.2	Service Agreement, as amended with Professional Surgical Assistants, Inc. (1)
10.3
Service/Consultant Agreement dated November 20, 2005 with Katy Surgical Assistants, Inc. and Bland Chamberlain, Agreement with Bland Chamberlain, Addendum to Service/Consultant Agreement dated November 17, 2006 (1)

10.4
Service/Consultant Agreement dated November 20, 2005 with Regional Surgical Assistants, Inc. and Jose Chapa, Agreement with Jose Chapa, Addendum to Service/Consultant Agreement dated November 17, 2006 (1)

10.5	Master Promissory Note dated July 23, 2008 (1)
10.6	Executive Employment Agreement with Zak Elgamal effective as of January 1, 2009
10.7	Executive Employment Agreement with Jaime Olmo-Rivas effective as of January 1, 2009
10.8	Employment Agreement with James Longaker effective as of December 31, 2008
10.9	Form of Stock Option Agreement
10.10	Form of Amended Warrant
10.11	Form of Indemnification Agreement
14.1	Code of Ethics (3)
21.1	List of Subsidiaries
31.1	Certification of Zak W. Elgamal pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of James A. Longaker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Zak W. Elgamal pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Longaker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Annual Report on Form 10-K/A for the year ended December 31, 2008
(2)	Incorporated by reference to the Preliminary Schedule 14(c) filed with the SEC on March 26, 2007
(3)	Incorporated by reference from our Annual Report on Form 10-K/A for the year ended December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

By:  /s/ Zak W. Elgamal
ZAK W. ELGAMAL
Chief Executive Officer
(Principal Executive Officer)

Dated:  March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zak W. Elgamal	Director	March 19, 2010
Zak W. Elgamal	President, Chief Executive Officer (Principal Executive Officer)

/s/ Jaime Olmo-Rivas	Director	March 19, 2010
Jaime Olmo-Rivas	Vice President

/s/ James A. Longaker	Chief Financial Officer	March 19, 2010
James A. Longaker, CPA	(Principal Financial and Accounting Officer)

/s/ Dr. Charles Bailey	Director	March 19, 2010
Dr. Charles Bailey

/s/ Dr. Michael Kleinman	Director	March 19, 2010
Dr. Michael Kleinman

/s/ Henry Y. L. Toh	Director	March 19, 2010
Henry Y. L. Toh

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

(F/K/A ASAH, CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

American Surgical Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Surgical Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its consolidated operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

March 8, 2010

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,705,488	$431,731
Restricted cash	-	373,653
Accounts receivable, net	3,855,401	3,443,471
Advances to employees	31,453	13,100
Prepaid federal income tax	302,024	-
Prepaid expenses and other current assets	28,263	4,708
TOTAL CURRENT ASSETS	6,922,629	4,266,663

PROPERTY AND EQUIPMENT, NET	54,103	55,697
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	13,667	-
TOTAL ASSETS	$6,990,399	$4,322,360

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,386	$186,059
Accrued/deferred income tax	94,506	31,234
Accrued salaries, bonuses and payroll taxes	1,180,957	483,615
Note payable, related party	-	150,000
Convertible notes payable, net of unamortized discount
of $0 and $131,493	-	2,583,507
TOTAL CURRENT LIABILITIES	1,391,849	3,434,415

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,632,161 and 8,425,484 shares issued
and outstanding	11,632	8,425
Additional paid-in capital	3,601,927	3,295,226
Deferred compensation	(43,750)	(93,750)
Retained earnings (Accumulated deficit)	2,028,741	(2,321,956)
TOTAL STOCKHOLDERS' EQUITY	5,598,550	887,945
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,990,399	$4,322,360

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Revenues
Service fees, net	$21,761,159	$10,592,216	$8,243,220
Contract fees	982,555	687,295	720,837

Total net revenues	22,743,714	11,279,511	8,964,057

Cost of revenues	8,618,515	6,977,986	6,660,552

GROSS PROFIT	14,125,199	4,301,525	2,303,505

OPERATING EXPENSES
General and administration	2,408,386	1,578,915	2,237,742
Salaries	4,576,518	2,142,565	2,656,138
Rent	95,333	97,990	80,181
TOTAL OPERATING EXPENSES	7,080,237	3,819,470	4,974,061

NET INCOME ( LOSS) FROM OPERATIONS	7,044,962	482,055	(2,670,556)

Other income (expense)
Interest expense	(144,293)	(1,623,750)	(1,474,048)
Interest income	11,275	5,911	48,569
TOTAL OTHER INCOME (EXPENSE)	(133,018)	(1,617,839)	(1,425,479)
INCOME (LOSS) FROM OPERATIONS	6,911,944	(1,135,784)	(4,096,035)
(Provision for) benefit from income taxes	(2,561,247)	47,808	1,022,848

NET INCOME (LOSS)	$4,350,697	$(1,087,976)	$(3,073,187)

Net income (loss) per share basic	$0.49	$(0.13)	$(0.37)
Net income (loss) per share diluted	$0.37	$(0.13)	$(0.37)

Weighted average number of shares
Outstanding during the period - basic	8,959,651	8,425,484	8,416,100
Outstanding during the period - diluted	11,785,886	8,425,484	8,416,100

See accompanying notes to consolidated financial statements

AMERICAN SURGICAL HOLDINGS, INC. (formerly ASAH Corp.) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained Earnings/ (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Equity

Balances, December 31, 2006	-	$-	8,300,484	$8,300	$13,143	$(193,750)	$1,839,207	$2,166,900

Shares issued for services		-	100,000	100	219,900	-	-	220,000
Shares issued to directors	-	-	25,000	25	54,975	-	-	55,000
Warrants issued	-	-	-	-	1,957,328	-	-	1,957,328
Options issued for services	-	-	-	-	46,410	-	-	46,410
Options issued to directors	-	-	-	-	37,425	-	-	37,425
Options issued to officers		-	-	-	113,200	-	-	113,200
Deferred compensation	-	-	-	-	-	50,000	-	50,000
Net (loss)	-	-	-	-	-	-	(3,073,187)	(3,073,187)

Balances, December 31, 2007	-	$-	8,425,484	$8,425	$2,942,381	$(143,750)	$(1,233,980)	$1,573,076

Deferred compensation	-	-	-	-	-	50,000	-	50,000
Options issued to officers	-	-	-	-	74,089	-	-	74,089
Options issued for services	-	-	-		20,214	-	-	20,214
Options issued to directors	-	-	-	-	13,392	-	-	13,392
Warrants issued to noteholders	-	-	-	-	245,150	-	-	245,150
Net (loss)	-	-	-	-	-	-	(1,087,976)	(1,087,976)

Balances, December 31, 2008	-	$-	8,425,484	$8,425	$3,295,226	$(93,750)	$(2,321,956)	$887,945

Common Stock issued in acquisition	-	-	100,000	100	19,900	-	-	20,000
Deferred compensation	-	-	-	-	-	50,000	-	50,000
Options issued to officers	-	-	-	-	255,781	-	-	255,781
Options issued to employees	-	-	-	-	14,242	-	-	14,242
Options issued to directors	-	-	-	-	22,664	-	-	22,664
Stock issued for options	-	-	1,209,500	1,210	95,550	-	-	96,760
Stock issued for warrants	-	-	1,897,177	1,897	34,853	-	-	36,750
Warrants issued to noteholders	-	-	-	-	(136,289)	-	-	(136,289)
Net income	-	-	-	-	-	-	4,350,697	4,350,697

Balances, December 31, 2009	-	$-	11,632,161	$11,632	$3,601,927	$(43,750)	$2,028,741	$5,598,550

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	4,350,697	$(1,087,976)	$(3,073,187)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	78,566	40,646	37,677
Provision for uncollectible accounts	(50,000)	(50,590)	17,500
Amortization of deferred financing costs	-	322,521	390,695
Amortization of discount of convertible notes payable	(4,797)	881,131	863,632
Deferred compensation	50,000	50,000	50,000
Common stock issued for services	-	-	220,000
Common stock issued to directors	-	-	55,000
Options issued for services	14,242	20,214	46,410
Options issued to officers	255,781	74,089	113,200
Options issued to directors	22,664	13,392	37,425
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(361,930)	(1,220,973)	(163,639)
(Increase) Decrease in advances to employees	(18,354)	(3,931)	(3,169)
(Increase) Decrease in prepaid expenses	(23,555)	19,954	37,240
(Increase) Decrease in FIT receivable	(302,024)	575,408	(575,408)
Increase (Decrease) in accounts payable and accrued expenses	(100,686)	(225,244)	353,022
Increase (Decrease) in accrued salaries & payroll taxes	728,355	171,666	72,633
Increase (Decrease) in deferred income taxes	-	(64,237)	(1,022,848)
Increase (Decrease) in accrued/deferred taxes	63,272	-	-
Net cash provided by (used in) operating activities	4,702,232	(483,930)	(2,543,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	373,653	(373,653)	-
Purchase of hospital contracts & non-compete	(50,000)	-	-
Purchase of property and equipment	(20,638)	(6,045)	(25,846)
Net cash provided by (used in) investing activities	303,015	(379,698)	(25,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable from related party	(150,000)	150,000	-
Issuance of common stock from exercise of options & warrants	133,510	-	-
Repayment of convertible notes payable	(2,715,000)	-	-
Proceeds from increase in notes payable	-	-	2,328,006
Net cash (used in) provided by financing activities	(2,731,490)	150,000	2,328,006

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
	2009	2008	2007
NET INCREASE (DECREASE) IN CASH	2,273,757	(713,628)	(241,657)
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	431,731	1,145,359	1,387,016

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,705,488	$431,731	$1,145,359
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$2,800,000	$16,427	$575,408
Cash paid for interest expense	$218,171	$547,672	$-
SUPPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	$20,000	$-	$-

See accompanying notes to consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

NOTE 1—BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION

American Surgical Holdings, Inc. f/k/a ASAH Corp. and Renfrew, Inc., a Delaware corporation (the “Company”) is the parent company of American Surgical Assistants, Inc., a Texas corporation (“ASA”) and the parent company of ATS Billing Services, Inc., a Texas corporation (“ATS”). The Company was incorporated in the State of Delaware under the name Renfrew, Inc. on July 22, 2003 as a blank check company as defined under Rule 419 of the Securities Act of 1933, as amended. On August 2, 2005, the Company filed Articles of Amendment with the State of Delaware changing its’ name to ASAH Corp. and on January 9, 2007, the Company filed Articles of Amendment with the State of Delaware changing its’ name to American Surgical Holdings, Inc. (“ASHI”).

The Company completed a 1 for 1.75 common stock consolidation in January 2007 and a 1 for 2 common stock consolidation in April 2007. All share and per share amounts have been retroactively restated for the both the 1 for 1.75 and the 1 for 2 stock consolidations.

The Company, through ASA, provides professional surgical assistants to surgery centers and hospitals in Houston, San Antonio and Corpus Christi, Texas, Lawton, Oklahoma and Suffolk, Virginia.

ATS was formed in April 2006 to engage in HIPAA-compliant billing and collection services for healthcare industry professionals, mainly, but not exclusively, surgical assistants. ATS’ services include primary claim billing to insurance companies and to patients, with follow-up through to collection in 2006 and 2007. The services provided by ATS were transferred to ASA in 2008.

In June 2009, the Company incorporated six new corporation in the State of Texas, which are wholly owned subsidiaries of ASHI. The six subsidiaries are 1) Brazos SA Services, Inc.; 2) Woodbridge SA Services, Inc.; 3) Pasadena SA Services, Inc.; 4) Richmond SA Services, Inc.; 5) Sugar Land SA Services, Inc.; and 6) Fort Bend SA Services, Inc. For accounting purposes, these corporation did not have any assets, liabilities, revenue or expenses in 2009.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for financial reporting. All inter-company accounts and transactions have been eliminated upon consolidation. The consolidated results for 2009, 2008 and 2007 include ASA and ASHI. ATS’ operations are included from inception.

Certain balances in the financial statements as of and for the years ended December 31, 2009, 2008 and 2007 have been reclassified to conform to the current period’s presentation. These changes had no effect on the previously reported net income, total assets, liabilities or stockholders’ equity.

Revenue Recognition

The Company recognizes revenue over the period the service is performed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 605, Revenue Recognition in Financial Statements.  In general, ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services rendered, (iii) the fee is fixed and determinable, and (iv) collectability is reasonably assured.

Established billing rates are not the same as actual pricing.  They generally do not reflect what the Company is ultimately paid and therefore are not reported in our financial statements.  The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“R.V.U.'s”) and a suggested range of charges for each surgical procedure which is then assigned a CPT code.  This fee is discounted to reflect the percentage “using a modifier” recognized by each insurance carrier for surgical assistant services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated surgical assistant fee and the remainder amount is issued to us.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

The Company reports revenues derived from providing licensed and/or certified surgical assistants to assist physicians in surgical procedures, and in emergency surgery (“Service Fees, net”). Additional revenues are derived from contracts with hospitals for 24/7 Surgical Assistant On-Call services (“Contract Fees”).

“Service Fees, net” includes revenues generated from services performed by surgical assistants on the date the services are performed based on established billing rates less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual adjustments and collection allowances based on our historical collection experience.

Completing the paperwork for each case and preparing it for billing takes approximately ten business days. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information. As a result of this claims processing cycle, the Company holds the reporting quarter open for fifteen days following the end of each quarter.

Historical collection rates are estimated using the most current prior 12 month historical payment and collection percentages. The Company generally receives 99% of our collections within 12 months from the date of service. Amounts greater than one-year past due are written off as a bad debt. The Company accounts for charge-backs as they occur and record an estimate for known charge-backs as they are received from insurance companies.

The Company also earns revenue (“Contract Fees”) derived from contracts with hospitals for providing surgical assistant twenty-four hour per day On-Call coverage. Contract Fees are invoiced monthly throughout the respective contract period as services are provided and revenue is recognized monthly as the fees are earned.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts. At December 31, 2009 and 2008, the Company had approximately $2,269,511 and $225,514, respectively, in excess of FDIC insurance limits.

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

As part of the evaluation discussed above concerning Service Fees Revenue and the appropriate Collection Percentage, the Company determined that an allowance was necessary at December 31, 2009 in the amount of $260,000 compared to a reserve of $210,000 at December 31, 2008. All of the reserves except for $20,000 for contract fees in 2008 were for charge backs.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $8,884, $7,392, and $8,819 in the years ended December 31, 2009, 2008 and 2007, respectively.

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

Convertible Notes Payable

The Company issued convertible notes payable in 2007. The conversion feature of the notes became effective only if the Company commenced a Qualified Offering. The notes were paid off in March and June 2009; the conversion feature is no longer applicable.

Credit Risk

The Company’s customers are surgeons, hospitals and other healthcare facilities. The Company also has exposure related to the collectability of patient accounts from the insurance companies who act as third party payers. The Company has identified five insurance companies that comprise approximately 87% of the total paid by insurance companies. From time to time, the Company may experience difficulty in collecting amounts due from various insurance companies on a timely basis. Additionally, the insurance companies’ reimbursement rates may change from time to time and may change in such a way as to be detrimental to the Company.

Geographic Risk

Approximately 97% in 2009 and 2008 and 100% in 2007 of the Company’s customers were concentrated in the areas of Houston and Corpus Christi, Texas.

Sales Risk

No single patient accounted for over 10% of the revenues in the years ended December 31, 2009, 2008 or 2007. However, as explained above the Company does have some concentration of risk in that approximately 87% of the third party payments are derived from five insurance companies. Additionally, the Company has identified two hospitals at which the Company performed over 35% of its billable surgeries in 2009, 36% in 2008 and over 50% in 2007. Any change that affects either group could have a significant impact on the Company and its results of operations.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No.740, Accounting for Income Taxes.  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of FASB ASC No. 718, Accounting for Stock Based Compensation. Under FASB ASC No. 718, the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilizes variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC No. 718, which is measured as of the date required by FASB ASC No. 505, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  In accordance with FASB ASC No. 505, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Basic and Diluted Net Income/Loss Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, Earnings Per Share.  For the years ended December 31, 2009, 2008 and 2007, the Company had 3,295,000, 4,541,000 and 4,541,000 options outstanding and  727,715, 783,000 and 783,000 warrants outstanding, respectively.  During 2009, 7,715 of warrants and 655,000 of options were excluded from the calculation of diluted Earnings Per Share as their effect was anti-dilutive.  During 2008 and 2007, all of the options and warrants were excluded from dilutive loss per share as they were anti-dilutive.

The following table sets forth the computation of basic earnings/(loss) per share:

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Net income (loss) for the year	$4,350,697	$(1,087,976)	$(3,073,187)

Weighted average number of shares outstanding	8,959,651	8,425,484	8,416,100

Basic earnings/(loss) per share	$0.49	$(0.13)	$(0.37)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

The following table sets forth computation of diluted earnings/(loss) per share:

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Net income (loss) for the year	$4,350,697	$(1,087,976)	$(3,073,187)
Adjusted net income (loss)	$4,350,697	$(1,087,976)	$(3,073,187)
Weighted average number of shares outstanding	8,959,651	8,425,484	8,416,100
Options as of beginning of period	2,443,364	-	-
Warrants as of beginning of period	382,871	-	-
Weighted average number of common and common equivalent shares	11,785,886	8,425,484	8,416,100
Diluted earnings(loss) per share	$0.37	$(0.13)	$(0.37)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair value due to the relatively short period to maturity for these instruments.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Restricted Cash

Funds in the escrow account are labeled as “Restricted Cash” in 2008 as the Company did not have access to the escrowed amounts under the terms of the Escrow Agreement.  The Company satisfied the terms of the Escrow Agreement in June 2009 and any funds in the account were released in accordance with the agreement.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Trade and other receivable	$4,115,401	$3,653,471
Less: Allowable for doubtful accounts	(260,000)	(210,000)
Accounts receivable, net	$3,855,401	$3,443,471

Bad debt expense in 2009, 2008 and 2007 was $6,850, $(50,590) and $17,500.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consists of the following:

	2009	2008
Office equipment	$161,006	$152,006
Office furniture	36,181	30,578
Leasehold improvements	23,649	12,010
Medical equipment	8,980	8,980
Less: Accumulated depreciation	(175,713)	(147,877)
Property and equipment, net	$54,103	$55,697

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $22,233, $40,646 and $37,677

NOTE 4 – HOSPITAL CONTRACT COSTS AND NON-COMPETE

Hospital costs and non-compete consisted of the following:

2009
Hospital contract costs	$60,000
Non-compete	10,000

Less: Amortization	(56,333)

Hospital contract costs and non-compete, net	$13,667

Amortization for the year ended December 31, 2009 was $56,333.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Lease

During 2001, the Company entered into a sublease agreement with a company owned by related parties for a term of seven years ending December 2008.  Effective October 1, 2006, this sublease was terminated when the lease was assigned directly to the Company.  This lease agreement as amended September 1, 2007 and again on October 8, 2009 which calls for monthly lease payments of $8,117 for the period September 1, 2007 through December 31, 2007.  Monthly rent payments increased to $8,304 for 2008, $8,484 for 2009, $8,751 for 2010 and $8,846 for 2011 through December 31, 2014 plus a Consumer Price Index adjustment capped at 5% plus reimbursement of Common Area Maintenance expenses if they exceed a specified percentage of the costs.  Rent expense for the years ended December 31, 2009, 2008 and 2007 were $95,333, $97,990 and $80,181, respectively.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

Contractual Agreements

The Company has various compensation agreements with its’ Executive Officers and key employees.   The table below summarizes the Commitments that the Company has pursuant to these agreements in future years.  A more detailed discussion of the Officers and key employees compensation arrangements follows the table below and also at Note 9.

	2010	2011	2012	2013	2014	Thereafter
Executive Officers (1)	$1,594,440	$1,476,300	$1,550,115	$1,565,396	$1,643,665	$8,887,074

Senior Consultants (2)	767,022	-	-	-	-	-

Leases	105,012	106,152	106,152	106,152	106,152	-

TOTAL	$2,466,474	$1,582,452	$1,656,267	$1,671,548	$1,749,817	$8,887,074

(1) - Mr. Elgamal, CEO, and Mr. Olmo-Rivas, executive directors of the Company, are each entitled to receive annual cash compensation of $564,400 in 2009 plus health, disability and life insurance coverage pursuant to ten year employment agreements as CEO of American Surgical Holdings and Vice President and COO of ASA, respectively.  The effective date was January 1, 2009 and the expiration is December 31, 2019.  The Agreement will be renewed on the day of the tenth anniversary unless either party notifies the other of its intent to terminate this agreement.  Such notice is due on later than ninety days prior to the maturity date of its original term.  Effective December 31, 2008, the Company entered into a new employment agreement with James A. Longaker, the Company’s CFO, which provides for a one year with an automatic renewal at the end of the calendar year.  Mr. Longaker’s agreement automatically renewed on December 31, 2009.

The Company also had as part of the employment agreement a ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renewed at maturity unless cancelled by either party with ninety days written notice. The corporations were to be paid a monthly expense fee of $11,000 during 2009 and a 5% increase each year thereafter. These agreements also included a quarterly bonus to each valued at 2% of the increase, quarter of the current over quarter of the previous year, of the net revenue of the Company.  The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas included an early termination provision that proscribed a contract termination payment to either officer equal to $3,000,000 if the Company terminated their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed. The original agreement was dated July 1, 2002 and the term was amended on May 1, 2006 with an expiration of ten years from May 1, 2006.  The current employment agreements with Mr. Elgamal and Mr. Olmo-Rivas described above replaced these agreements in their entirety.

(2) - In November 2005, the Company entered into service/consulting agreements with Mr. Chamberlain and Mr. Chapa, and corporations owned by them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive an annual combined cash compensation of $344,000 for the employment agreement and the consulting agreements plus health and disability insurance coverage.  In addition, the Company pays $5,000 monthly unaccountable expense allowance and a $1,000 automobile allowance to each of Mr. Chamberlain and Mr. Chapa. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2009 through 2006.  The consulting agreements include an early termination provision that proscribe a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

NOTE 6 - INCOME TAXES

Income tax expense for the years ended December 31, 2009, 2008 and 2007 reflects an effective tax rate different from the statutory federal tax rate (generally, 34%).  For the years ended December 31, 2009, 2008 and 2007 the Company’s effective tax rate was, 37.06%, (4.21%), and (24.97%) , respectively.  The differences arise because some items that are deductible for financial statement purposes are not deductible for Federal income tax purposes.  These include life insurance premiums, expenses related to unexercised options, amortization of discount, political contributions and 50% of meals and entertainment expenses.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

Income tax expense (benefit) for the periods ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Current Federal tax (asset) liability	$2,466,741	$-	$(575,408)

Deferred Federal tax (asset) liability	94,506	(47,808)	(447,440)

Income tax expense (benefit)	$2,561,247	$(47,808)	$(1,022,848)

The table below presents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the Company’s normal tax rate (34%) to income before taxes for the periods ended December 31:

	2009	2008	2007
Federal income tax expense (34%)	$2,350,061	$(386,166)	$(1,392,652)
Tax effects of
Nondeductible life insurance	-	-	30,600
Deferred compensation	94,506	-	-
Compensation based on unexercised options	99,513	36,616	40,202
Amortization of discount	(1,631)	299,584	293,635
Disallowed meals & entertainment	4,999	6,402	3,667
Other	13,799	(4,244)	1,700

Income tax expense (benefit)	$2,561,247	$(47,808)	$(1,022,848)

Effective Rate	37.06%	(4.21%)	(24.97%)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Deferred tax assets
Net operating loss carry forward	$-	$(172,910)	$(334,850)
Deferred tax liabilities
Section 481(a) adjustment	-	204,144	408,288
Other deferred liabilities	94,506	-	22,033
Net deferred tax liabilities	$94,506	$31,234	$95,471
Gross remaining net operating loss carry forward	$-	$(508,560)	$(984,854)

Gross remaining section 481(a) adjustment	$-	$600,424	$1,200,848

For the year 2007, the Company’s reported a net operating loss (NOL) of $2,338,753, of which $1,353,899 was carried back to 2006 and the Company received refunds of prior tax payments in the amount of $575,408.  After applying $551,541 of the NOL to 2008, the remaining NOL of $433,313 was available for carry forward to reduce future tax liabilities of the Company.  The Company changed from the cash method to the accrual method in reporting taxable income in 2007.  The Section 481 (a) adjustment, which is the difference between cash and accrual methods of accounting, is spread over a three year period.  The final adjustment of $600,424 will be offset by the remaining NOL of $433,313, which will result in taxable income as of January 1, 2009 of $167,111.  The Company in 2009 overpaid its tax and this is shown as prepaid $302,024 on the 2009 balance sheet under assets.  The Company also has deferred tax due to temporary differences in accrued vacation in the amount of $94,506 which is under the liability section of the 2009 balance sheet.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

Upon completion of this first round of the offering the Company issued warrants to Dawson to purchase 246,000 shares of common stock. The value of these warrants was determined by management to be $146,917. The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs was amortized to interest expense over the life of the Notes.

On July 2, 2007 the second and final round of the offering was completed with the acceptance of an additional 14.85 Units. The net proceeds of $1,291,950 were forwarded to the Company at that time and the balance of the proceeds, $193,050, was paid to Dawson.  The Company executed Notes in the principal amount of $1,485,000 and issued warrants to purchase 1,485,000 shares of common stock to the note holders.  The value of these warrants was determined by management to be $896,523.  The value of the warrants was recorded as a discount on the Notes and was charged to interest expense and accreted to the balance of the Notes over the life of the Notes.

Upon completion of the second round of the offering the Company issued warrants to Dawson to purchase 297,000 shares of common stock.  The value of these warrants was determined by management to be $179,305.  The value of the warrants and the cash commission paid to Dawson was recorded as deferred financing costs and was amortized to interest expense over the life of the Notes.

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

The interest rate was 15% on the original notes and the renegotiated notes.  The maturity date of the original notes was June 30, 2007 and the renegotiated notes were March 31, 2009 with an automatic extension to December 31, 2009 if certain conditions were met.

The Company incurred deferred financing costs of $34,044 associated with the offering in the form of legal and blue sky fees.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

The Notes are convertible into the Company’s common stock if the Company commences a Qualified Offering prior to the maturity date of the Notes.  The Company did not commence a Qualified Offering prior to paying off the note. In addition, if the Company fails to register the shares underlying the warrants upon notice by the holders of more that 50% of the warrants within three weeks with the Securities and Exchange Commission, the warrant holders can require the Company to tender the warrants to the Company for a sum equal to the number of warrants outstanding multiplied by the current market value less the exercise price of the warrants. November 2009 the Company did receive a request to proceed with registering the warrants. The warrants were registered and were effective within ninety days. The warrants expire at various dates through July 2012. As of December 31, 2009, the note holders as of December 31, 2009 had converted 2,530,285 warrants.  This leaves a balance of 727,715 warrants outstanding.

The net proceeds from the offering were used for general corporate and working capital needs.

The Note holders received new warrants in exchange for old warrants for the extension of the debt.  The value of the new warrants issued with the debt is recorded as a discount and amortized to interest expense.  ASC 605 states from the point of view of the issuer, the sales of a debt security with warrants results in a lower cash interest cost than otherwise be possible or permits financing not otherwise practicable.

The incremental value of 50% of the warrants using the $0.10 exercise price is expensed over the period from the modification date (July 23, 2008) to December 31, 2009.  The incremental value of the remaining 50% of the warrants using the $0.75 exercise price is expensed over the modification date (July 23, 2008) to March 31, 2009  The interpretation is from paragraph FASB ASC No. 505.  The standard states a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value.

NOTE 8 – NOTES PAYABLE

A note due to a related party of $150,000 was signed on June 12, 2008 and extended on September 12, 2008 to a new maturity date of June 15, 2009.  The note incurs interest at a rate of 15% annually.  During 2008, $12,452 was charged to interest expense and $12,452 of accrued interest is included in accrued expenses.  The note and any interest due were paid in full in March 2009.

NOTE 9 - RELATED PARTY TRANSACTIONS

Mr. Olmo-Rivas’s sister is employed by the Company; she works in the billing department.

In June 2008, Mr. Chamberlain loaned the Company $150,000 (see Note 8).  The note was paid off in March 2009.

The Company has compensation arrangements in place with four of its significant shareholders for services rendered to the Company directly by them or by entities controlled by them (see Note 5).

Mr. Elgamal and Mr. Olmo-Rivas, executive officers of the Company, pursuant to a ten year employment agreement effective January 1, 2009 are each entitled to receive annual cash compensation of $564,400 with a bi-annual increase of 5% plus health, life and disability insurance coverage and a quarterly bonus of 2% of the increase, year over year, of the net revenue of the company (see Note 6).

The Company also had as part of the employment agreement a ten year service agreements with corporations owned by Mr. Elgamal and Mr. Olmo-Rivas. The agreements automatically renewed at maturity unless cancelled by either party with ninety days written notice. The corporations were to be paid a monthly expense fee of $11,000 during 2009 and a 5% increase each year thereafter. These agreements also included a quarterly bonus to each valued at 2% of the increase, quarter of the current over quarter of the previous year, of the net revenue of the Company.  The employment agreements for Mr. Elgamal and for Mr. Olmo-Rivas included an early termination provision that proscribed a contract termination payment to either officer equal to $3,000,000 if the Company terminated their service agreements without cause or for a cause that is less than a conviction of a federal felony prior to the expiration date, as renewed. The original agreement was dated July 1, 2002 and the term was amended on May 1, 2006 with an expiration of ten years from May 1, 2006.  The current employment agreements with Mr. Elgamal and Mr. Olmo-Rivas described above replaced these agreements in their entirety.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

In November 2005, the Company entered into service/consulting agreements with Mr. Chamberlain and Mr. Chapa, and corporations owned by them individually. Pursuant to these multiple agreements, Mr. Chamberlain and Mr. Chapa are each entitled to receive an annual combined cash compensation of $344,000 for the employment agreement and the consulting agreements plus health and disability insurance coverage.  In addition, the Company pays $5,000 monthly unaccountable expense allowance and a $1,000 automobile allowance to each of Mr. Chamberlain and Mr. Chapa. Each consulting agreement includes an option to purchase 5% of any shares issued by the Company during the term of these agreements at a discount price equal to 25% of the closing price on the date the shares are issued by the Company.  Mr. Chamberlain and Mr. Chapa have waived their rights to the options under the agreements for the years ended December 31, 2009 through 2006.  The consulting agreements include an early termination provision that proscribe a contract termination payment to either shareholder equal to $3,000,000 if the Company terminates their service agreements without cause prior to the expiration date.

NOTE 10 - EQUITY

Stock Issued for Services

In January 2007, the Company issued 100,000 shares of common stock for consulting and strategic business planning services, with a fair value of $220,000.

Deferred Compensation

In November 2005, the Company issued 1,428,573 shares of common stock to Mr. Chamberlain and Mr. Chapa for future services under consulting agreements ending in November 2010.  The value of these shares was determined to be $250,000 based on a recent cash offering price.  The Company expensed $50,000 in each of 2009, 2008 and 2007. The unamortized balance at December 31, 2009 of $43,750 will be amortized in 2010.  The agreement expires in November 2010.

Stock Issued to Directors

In March 2007, the Company issued 25,000 shares of common stock to the lead independent director as part of his initial board fees, with a fair value of $55,000.

Options Issued to Directors/Officers

In January 2007, Mr. Elgamal and Mr. Olmo-Rivas were each granted options to purchase 250,000 shares of common stock.  The options vest quarterly on a ratable basis over three years.  The Company also granted 75,000 options to the lead independent director and 25,000 options to each of the other two independent directors in March 2007.  The Board of directors in December 2009 extended the life of the options issued to Mr. Elgamal and Mr. Olmo-Rivas one year.

In January 2009, the Board of Directors on the recommendation of the Compensation Committee granted options to purchase  3,850,000 shares of the Company’s common stock, of which options to purchase 2,800,000 shares of the Company’s common stock were granted to the three officers. Mr. Elgamal, CEO, Mr. Olmo, COO and Mr. Longaker, CFO were granted options to purchase 1,000,000 shares, 1,000,000 shares and 800,000 shares, respectively.   The two key employees that own over 5% of the Company’s outstanding common stock were each granted options to purchase  250,000 shares of the Company’s common stock.  Each of the three independent members of the Board of Directors was give options to purchase 100,000 shares of the Company’s common stock and the remaining options to purchase 250,000 shares of the Company’s common stock were granted to a long time employee.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

Stock Options and Warrants

The fair market value of the stock options and warrants at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Expected Life	1 to 3 years	1 year	1 to 5 years
Interest Rate	4.14%	3.31%	4.79%
Dividend Yield	$0	$0	$0
Volatility	259%	175%	61%
Forfeiture Rate	0	0	0

Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s historical experience or the simplified method, as permitted by FASB ASC No. 718 where appropriate. The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options.

Expected dividend yield was considered to be $0 in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. Expected volatility is based on the Company’s historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited.  As required by ASC No. 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized an expense of $292,687 for stock options and a net adjustment of $(99,539) for warrants and $107,695 and $245,150 for stock options and warrants earned during the twelve months ended December 31, 2009 and 2008, respectively.

The following tables summarize all stock option grants as of December 31, 2009 and 2008, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	783,000	2.33
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2008	783,000	2.33
Granted	3,850,000	0.08
Exercised	1,209,500	0.08
Forfeited	128,000	2.00
Balance at December 30, 2009	3,295,500	0.54
Options exercisable on December 31, 2009	648,927	2.40
Weighted average fair value of options granted during 2009		0.08

Of the total options granted, 648,927 are fully vested, exercisable and non-forfeitable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.08	2,640,500	2.06	$0.08	-	-
$2.00 – 2.20	125,000	0.26	$2.13	119,384	$2.12
$2.21 – 3.10	530,000	0.12	$2.46	529,543	$2.46

2008 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$2.00 – 2.20	253,000	2.31	$2.06	221,750	$2.04
$2.21 – 3.10	530,000	1.12	$2.46	363,333	$2.48

The following tables summarize all stock warrants granted as of December 31, 2009 and 2009, and the related changes during these periods are presented below

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2007	3,258,000	$2.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Repriced	(2,715,000)	(2.00)
Repriced	2,715,000	0.43
Balance at December 31, 2008	3,258,000	0.53
Granted	-	-
Exercised	(2,530,285)	0.74
Forfeited	-	-
Balance at December 30, 2009	727,715	$0.44
Warrants exercisable on December 31, 2009	727,715	$0.44
Weighted average fair value of Warrants granted during 2009		$-

Of the total warrants granted, 727,715 are fully vested, exercisable and non-forfeitable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH, CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009, 2008 AND 2007

The following tables summarize information about stock warrants for the Company at December 31, 2009 and 2008

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.10 – 0.75	720,000	0.56	$0.43	720,000	$0.43
$2.00	7,715	0.56	$2.00	7,715	$2.00

2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.10 – 0.75	2,715,000	1.56	$0.43	2,715,000	$0.43
$2.00	543,000	2.46	$2.00	543,000	$2.00

NOTE 11- SUBSEQUENT EVENTS

On January 11, 2010, the independent members of the Board of Directors upon the recommendation of the Compensation Committee approved bonuses of $250,000 payable on January 15, 2010.

On January 21, 2010, the independent members of the Board of Directors upon the recommendation of the Compensation Committee approved the cancellation of options to purchase 625,000 shares of the Company's common stock and awarded of bonuses of $562,500.

In January 2010, certain Note holders exercised warrants to purchase 509,159 shares of common stock on a cashless exercise basis resulting in the issuance of 213,957 shares of common stock.