Form 10-Q
period 2010-03-31
AMERICAN SURGICAL HOLDINGS INC
filed 2010-04-30
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010
or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2010: 11,846,118 shares of common stock.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31, 2009
	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,954,032	$2,705,488
Accounts receivable, net	3,748,927	3,855,401
Advances to employees	65,500	31,453
Prepaid federal income tax	12,485	302,024
Prepaid expenses and other current assets	84,758	28,263
TOTAL CURRENT ASSETS	6,865,702	6,922,629

PROPERTY AND EQUIPMENT, NET	47,757	54,103
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	3,000	13,667
TOTAL ASSETS	$6,916,459	$6,990,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$187,563	$116,386
Accrued/deferred income tax	111,286	94,506
Accrued salaries, bonuses & payroll taxes	1,084,251	1,180,957

TOTAL CURRENT LIABILITIES	1,383,100	1,391,849

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,846,118 and 11,632,161 shares issued
and outstanding	11,846	11,632
Additional paid-in capital	3,107,967	3,601,927
Deferred compensation	(31,250)	(43,750)
Retained earnings	2,444,796	2,028,741
TOTAL STOCKHOLDERS' EQUITY	5,533,359	5,598,550
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,916,459	$6,990,399

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	March 31,	March 31,
	2010	2009
Revenues
Service fees, net	$5,129,376	$3,848,281
Contract fees	309,114	191,116

Total net revenues	5,438,490	4,039,397

Cost of revenues	2,446,231	1,997,109

GROSS PROFIT	2,992,259	2,042,288

OPERATING EXPENSES
General and administrative	281,697	270,762
Legal and professional fees	310,683	79,780
Director fees	185,052	54,426
Salaries	1,469,001	633,032
Rent	27,153	22,341
TOTAL OPERATING EXPENSES	2,273,586	1,060,341

NET INCOME FROM OPERATIONS	718,673	981,947

Other income (expense)
Interest expense	-	(174,165)
Interest income	3,702	1,077
TOTAL OTHER INCOME (EXPENSE)	3,702	(173,088)

INCOME FROM OPERATIONS before provision for income taxes	722,375	808,859

Provision for income taxes	(306,320)	(317,177)

NET INCOME	$416,055	$491,682

Net income per share basic	$0.04	$0.06
Net income per share diluted	$0.03	$0.05

Weighted average number of shares
Outstanding during the period - basic	11,812,009	8,459,928
Outstanding during the period - diluted	14,669,291	9,982,153

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balances, December 31, 2009	-	-	11,632,161	$11,632	$3,601,927	$(43,750)	$2,028,741	$5,598,550

Deferred compensation	-	-	-	-	-	12,500	-	12,500
Options issued to officers	-	-	-	-	26,738	-	-	26,738
Options issued to employees	-	-	-	-	1,714	-	-	1,714
Options issued to directors	-	-	-	-	2,802	-	-	2,802
Stock issued for exercise of warrants	-	-	213,957	214	37,286	-	-	37,500
Cancellation and repurchase of options	-	-	-	-	(562,500)	-	-	(562,500)
Net income	-	-	-	-	-	-	416,055	416,055

Balances, March 31, 2010	-	-	11,846,118	$11,846	$3,107,967	$(31,250)	$2,444,796	$5,533,359

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	MARCH 31,	MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$416,055	$491,682
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	17,012	12,240
Provision for uncollectible accounts	-	(19,000)
Amortization of discount of convertible notes payable	-	63,142
Deferred compensation	12,500	12,500
Options issued for services	1,714	2,929
Options issued to officers	26,738	50,986
Options issued to directors	2,802	5,744
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable, net	106,474	1,021,083
(Increase) Decrease in advances to employees	(34,047)	(3,309)
(Increase) Decrease in prepaid expenses	(56,495)	(31,862)
(Increase) Decrease in FIT receivable	289,539	-
Increase (Decrease) in accounts payable and accrued expenses	71,178	97,268
Increase (Decrease) in accrued salaries	(96,706)	147,271
Increase (Decrease) in accrued taxes	16,780	317,177
Net cash provided by operating activities	773,544	2,167,851

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	-	305,973
Purchase of hospital contracts & non-compete	-	(50,000)
Net cash provided by investing activities	-	255,973

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of options	(562,500)	-
Repayment of note payable from related party	-	(150,000)
Issuance of common stock for exercise of warrants	37,500	-
Repayment of convertible notes payable	-	(1,357,500)
Net cash used in financing activities	(525,000)	(1,507,500)

NET INCREASE (DECREASE) IN CASH	248,544	916,324
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	2,705,488	431,731

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,954,032	$1,348,055

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
	MARCH 31,	MARCH 31,
	2010	2009
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	-	-
Cash paid for interest expense	-	$120,489

SUPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	-	$20,000

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated, condensed unaudited financial statements are presented in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q under the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. The financial statements are presented on the accrual basis.  Intercompany transactions and balances have been eliminated.

These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Organization

Through our wholly owned subsidiary, American Surgical Assistants, Inc. (“ASA”), we provide professional surgical assistant services to patients, surgeons, and healthcare institutions. Our high quality services results in cost savings for patients, insurance carriers, hospitals, surgeons, and healthcare institutions without compromising the quality of patient care. We are certified by The Joint Commission (formerly Joint Commission on Accreditation of Healthcare Organizations (JCAHO)).

Surgical assistants are highly skilled, fully trained professionals credentialed through an extensive process similar to that utilized to evaluate physicians.  These assistants are an integral part of the surgical team and they provide their services to surgeons and their patients. These services include, but are not limited to: identifying anatomical landmarks, securing blood vessels, recognizing pathological situations and providing and securing adequate, safe and proper assistance in exposure of the operative field, closing the surgical wound, and applying casts and dressings. They also perform other duties within the scope of their professional license as instructed or delegated by the operating surgeon. ASA surgical assistants are trained in general surgery, obstetrics, and gynecology, orthopedic surgery, plastic surgery, urology, cardiovascular surgery, neurosurgery and other surgical disciplines. ASA’s recruiting strategies are designed to attract and retain surgical assistant professionals from both domestic and international sources.

We market our services to hospitals, surgeons and healthcare facilities. Presently, we provide service in Texas, Oklahoma, Virginia, Tennessee and Georgia. We plan to extend our services to other healthcare facilities in other states.

Our business model is designed to accommodate various modalities to suit our licensed and/or certified professionals to work either as full-time salaried employees, hourly employees or independent contractors. Currently, we have a total of 96 surgical assistants, of which 81 are full or part time employees and 15 are independent contractors. We also have 23 full-time administrative and billing employees.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents.  These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.  At March 31, 2010 and December 31, 2009, the Company had approximately $2,750,868 and $2,269,511,  respectively, in excess of FDIC insurance limits.

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

Significant estimates include revenue recognition, the allowance for doubtful accounts and share-based compensation. These estimates have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Income Taxes

The Company records deferred taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Accounting for Income Taxes.  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company recognized a fair market value of $31,254 for stock options earned for the three months ended March 31, 2010.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options were 2,670,500 and warrants were 465,215 on March 31, 2010. 30,000 options and 7,715 warrants were excluded from the computation of diluted earnings per share on March 31, 2010 since their effect remains anti-dilutive.  The Company’s outstanding stock options and warrants were 5,133,000 and 3,258,000, respectively at March 31, 2009.  1,283,000 options and 1,900,500 warrants were excluded from the March 31, 2009 computation of diluted earnings per share since their effect remains anti-dilutive.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company recognizes revenue over the period the service is performed in accordance with FASB ASC No. 605, Revenue Recognition in Financial Statements.  In general, ASC No. 605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services rendered, (iii) the fee is fixed and determinable, and (iv) collectability is reasonably assured.

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

As part of the evaluation discussed above concerning Service Fees Revenue and the appropriate Collection Percentage, the Company determined that an allowance was necessary at March 31, 2010 in the amount of $260,000 compared to a reserve of $260,000 at December 31, 2009.  The $260,000 in 2010 and $260,000 in 2009 were for chargebacks.

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.   As of March 31, 2010, the Company did not record any impairment of its long-lived assets.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill, are amortized over estimated useful lives.  Hospital contracts are amortized over the life of the agreements, which is 6 months to 14 months.  The non-compete agreement is amortized over the life of the agreement of one year.   As of March 31, 2010, the Company has recognized $10,667 of amortization expense related to the intangible assets.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – EQUITY

Stock Options and Warrants

The fair market value of the stock options and warrants at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

2009
Expected Life	1 to 3 years
Interest Rate	4.14%
Dividend Yield	$0
Volatility	259%
Forfeiture Rate	0

The Company has not issued any new options or warrants in 2010.

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

The Company recognized an expense of $31,254 for stock options and $59,659 for stock options earned during the three months ended March 31, 2010 and the year ended 2009, respectively.

The following tables summarize all stock option grants as of December 31, 2009, the cancellations as of March 31, 2010 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2009	3,295,500	0.54
Cancelled and repurchased	(625,000)	2.36
Balance at March 31, 2010	2,670,500	0.11
Options exercisable on March 31, 2010	346,438	0.34
Weighted average fair value of options granted during 2010		0.00

Of the total options granted, 346,438 are fully vested, exercisable and non-forfeitable.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$3.10	30,000	1.76	$3.10	30,000	$3.10
$0.08	2,640,500	1.81	$0.08	316,438	$0.08

December 31, 2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.08	2,640,500	2.06	$0.08	-	-
$2.00-2.20	125,000	0.26	$2.13	119,384	$2.12
$2.21-3.10	530,000	0.12	$2.46	529,543	$2.46

Warrants

The Company did not issue any warrants in 2009 or the first quarter of 2010.  Changes to the warrants are given below:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2009	727,715	$0.44
Exercised	(262,500)
Balance at March 31, 2010	465,215
Warrants exercisable on March 31, 2010	465,215	$0.50
Weighted average fair value of Warrants granted during 2010		$-

Of the total warrants granted, 465,215 are fully vested, exercisable and non-forfeitable.

March 31, 2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.10-0.75	457,500	0.31	$0.50	475,500	$0.50
$2.00	7,715	0.27	$2.00	7,715	$2.00

December 31, 2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.10-0.75	720,000	0.56	$0.43	720,000	$0.43
$2.00	7,715	0.56	$2.00	7,715	$2.00

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTION

On January 21, 2010, the independent members of the Board of Directors upon the recommendation of the Compensation Committee approved and awarded payments of $562,500 to the Company’s officers and directors in exchange for, among other things, the cancellation of options to purchase 625,000 shares of the Company's common stock.

NOTE 4 – COMMITMENTS

The Company's Compensation Committee has approved performance-based bonuses to select members of  our senior management based on the achievement of certain collection targets for the period between January 1, 2010 and April 30, 2010.  If the performance targets are achieved, two members of our senior management team would each receive a bonus of $250,000.  Based on the Company's collections to date, it is likely that the performance targets will be achieved and that  the bonuses will be paid.

NOTE 5 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, which are based on management’s exercise of business judgment as well as assumptions made by and information currently available to, management. When used in this report, the words" may," "will", "anticipate," "believe," "estimate," "expect," "intend" and words of similar import, are intended to identify any forward-looking statements.  You should not place undue reliance on these forward-looking statements.  These statements reflect our current view of future events and are subject to certain risks and uncertainties as described in this report on Form 10-Q as well as other periodic reports, filed with the Securities and Exchange Commission, and as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements.  We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected our financial condition and results of operations as well as our  liquidity and capital resources for the quarter ended March 31, 2010, with their explanatory notes included as part of this Form 10-Q.

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

Pursuant to a Stock Purchase Agreement and Share Exchange between us and American Surgical Assistants, Inc. ("ASA") dated October 10, 2005, we acquired all of the shares of ASA, from Zak Elgamal, our Chief Executive Officer, and Jaime Olmo-Rivas, one of our executive officers. As a result of and in consideration for the issuance of 1,714,286 shares of our common stock to Mr. Elgamal and 1,714,286 shares of our common stock to Mr. Olmo-Rivas, for an aggregate amount of 3,428,572 shares of our common stock, ASA became our wholly owned subsidiary.

Our staff and associates are credentialed and provide services to surgeons and patients at numerous hospitals and surgery centers in Texas, Oklahoma, Georgia and Virginia.  We commenced operations in Tennessee in 2010.  The majority of our revenue comes in the form of Service Fees paid by third party insurers on behalf of their clients (the patients).  A small percentage of our revenue is generated from payments by the patients for deductibles and co-pays not covered by the insurers and payments from patients who are self-insured.  We generate additional revenue in the form of fees earned under contracts for “On-Call Coverage” from hospitals and other healthcare facilities.  Our agreements with these healthcare facilities usually include an exclusivity arrangement whereby ASA is the only entity entitled to provide surgical assistants within the client facility except under very limited and clearly defined circumstances.

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

Other Policies

Our other significant accounting policies are summarized in Note 1 of our Condensed Consolidated Financial Statements, included elsewhere in this report. Policies determined to be significant are those policies that have the greatest impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this annual report.

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We do not expect the adoption of ASU No. 2009-13 to have any effect on our financial statements upon its required adoption on January 1, 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Operating Results

The table below provides a brief recap of operating results for the three months ended March 31, 2010 and 2009 expressed as a percentage of revenue.

	For the quarters ended
	March 31,
	2010	2009

Revenues, net	100.0%	100.0%

Cost of Revenues	(44.9%)	(49.4%)

Gross Profit	55.1%	50.6%

Operating Expenses	(41.8%)	(26.3%)

Net Income from Operations	13.3%	24.3%

Other (Expense) Income	0.0%	(4.3%)

Income from Operations	13.3%	20%

Provision for Income Taxes	(5.6%)	(7.8%)

Net Income	7.7%	12.2%

Revenue: Revenues increased by $1,399,093, or 35%, to $5,438,490 for the three months ended March 31, 2010 from $4,039,397 for the three months ended March 31, 2009.  The increase in revenue is due primarily to a 25% increase in the number of cases performed by our surgical assistants during the first quarter of 2010 compared to the comparable quarter in 2009.  These new cases originated in part due to our provision of services at seven additional facilities in Georgia, Tennessee, Virginia and Texas during the first quarter of 2010.  In addition, our surgical assistants performed additional services at our existing facilities.

Cost of Revenue:  Cost of revenue increased to $2,446,231 for the three months ended March 31, 2010 from $1,997,109 for the three months ended March 31, 2009, an increase of $449,122, or 22%.  The increase is primarily due to the increase in the number of surgical assistants from 73 to 96 to cover our additional business.

Gross Profit: Gross profit increased to $2,992,259 for the three months ended March 31, 2010 from $2,042,288 for the three months ended March 31, 2009, an increase of $949,971.  The 47% increase in gross profit resulted primarily from the increase in revenues and our ability to reduce the cost of revenue as a percentage of revenue.   As a percentage of revenue, gross profit margins were 55.0% for the three months ended March 31, 2010, as compared to 50.6% for the three months ended March 31, 2009, an increase of 4.4%. The increase in gross profit margin resulted primarily from the increase in revenues offset by a moderate increase in the cost of revenue.

Operating Expenses:  Operating expenses, which are comprised of general and administrative expense, legal and professional fees, directors fees, salaries and rent, increased to $2,273,586 for the three months ended March 31, 2010, which was up from $1,060,341 for the comparable period in 2009.  During the three months ended March 31, 2010, general and administrative expenses increased by $10,935, or 4%, as compared to the comparable period in 2009.  General and administrative expenses increased primarily as a result of increases in travel due to the expansion of our business in additional states.

Legal and professional fees and director fees increased by $230,903 and $130,626, respectively, as compared to the comparable period in 2009.  The increase in legal and professional fees and director fees resulted from the creation of the Mergers and Acquisitions Committee of the Board of Directors in the third quarter of 2009 and the evaluation by such committee of potential transactions.  In addition, legal and professional fees also increased as a result of the retention of a law firm to expand the review of all our SEC filings and other regulatory filings, including state filings which were required as a result of the expansion of our business into additional states.

Salaries for the three months ended March 31, 2010 increased to $1,469,001 from $633,032 for the comparable period in 2009, representing an increase of $835,969, or 132%.  During 2008, we implemented cost cutting measures, which included a reduction in the salaries paid to management.  In addition, the terms of our convertible notes, which  were outstanding in 2009, required the approval of all our independent directors in order to increase the compensation and/or benefits payable to certain of our management and key personnel.  Our independent directors determined not to increase such compensation or benefits until the convertible notes were paid in full.  The convertible notes were repaid in the first and second quarters of 2009. Thereafter, salaries were reinstated to their original levels during the second quarter of 2009. In addition, during the first quarter of 2010, the salaries of our Chief Executive Officer and Chief Operating Officer were increased by 5% as required by the terms of their respective employment agreements.  During the first quarter of 2010, we also paid performance bonuses of $742,500 to senior management.  No such bonuses were paid during the comparable quarter of 2009 due to the restrictions imposed by our convertible notes and the decision of our independent directors.

Rent increased by $4,812 as compared to the comparable period in 2009.  Rent increased as a result of the annual increases in rent required under the terms of our lease agreement and the departure of our sub-tenant.

Our Compensation Committee has approved performance-based bonuses to select members of  our senior management based on the achievement of certain collection targets for the period between January 1, 2010 and April 30, 2010.  If the performance targets are achieved, two members of our senior management team would each receive a bonus of $250,000.  Based on our collections to date, it is likely that the performance targets will be achieved and that  the bonuses will be paid.

Interest Expense: Interest expense for the three months ended March 31, 2010 was $0 compared to $174,165 for the three months ended March 31, 2009.  The decrease in interest expense resulted primarily from the repayment of the convertible notes in March and June 2009 and a note to a related party in March 2009.

Income Tax Expense: We recorded a provision for income tax for the three months ended March 31, 2010 in the amount of $306,320 as compared to a provision for income tax of $317,177 for the three months ended March 31, 2009.  The decrease in income tax due in 2010 as compared to the income tax due in 2009 is primarily a result of the decrease in net income.

Net Income: Our net income for the three months ended March 31, 2010 was $416,055, which represented a decrease of $75,627, or 15%, compared to net income of $491,682 for the three months ended March 31, 2009.  This decrease was primarily the result of the increase in our legal and professional fees, director fees and salaries, which was partially offset by the increase in our revenue.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have relied primarily upon cash flow from operations, the net proceeds of our convertible note offering completed during 2007 and a promissory note from a related party to finance our operations.  Our primary use of cash from operations has been the repayment of our convertible notes, as more fully described below, and payment of our operating expenses.

As a result of various changes implemented in 2008 and our dramatic increase in revenue in 2009, we improved our cash flow dramatically in 2009 and we believe that our cash flow will continue to remain stable or improve in 2010. As of March 31, 2010, we had $ 2,954,032 in cash and cash equivalents on hand compared to $2,705,488 on hand at December 31, 2009.  Our working capital at March 31, 2010 was $5,482,602 compared to $5,530,780 at December 31, 2009.  We had a working capital ratio (current assets/current liabilities) as of March 31, 2010 and December 31, 2009 of 5:1.  We believe that our cash flows from operations will be sufficient to meet our working capital needs.

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

Operating Activities: Net cash provided by operating activities was $773,544 for the three months ended March 31, 2010 as compared to net cash provided by operating activities of $2,167,851 during the comparable period in 2009.  The primary reasons for the decrease in the cash provided by operating activities were the decrease of $75,627 in net income, the decrease of $914,609 in accounts receivable as compared to the comparable period in 2009, which resulted from continual improvements in our collections, the decrease of $243,977 in accrued salaries as compared to the comparable period in 2009, and the decrease in accrued taxes of $300,397 as compared to the comparable period in 2009, which were partially offset by the decrease in a federal income tax (FIT) receivable of $289,539 as compared to the comparable period in 2009, which resulted from the overpayment of federal income tax.

Investing Activities:  Net cash provided by investing activities was $0 for the three months ended March 31, 2010 as compared to net cash used in investing activities of $255,973 for the comparable period in 2009.  During the period ended March 31, 2010, we had no investing activities as compared to a decrease in restricted cash offset by the purchase of hospital contracts and non-competes during the comparable period in 2009.

Financing Activities: Net cash used in financing activities for the three months ended March 31, 2010 was $525,000 as compared to net cash used in financing activities of $1,507,500 in the comparable period in 2009.  During the three months ended March 31, 2010, we received $37,500 as a result of option and warrants exercises which was offset by the use of $562,500 in payments to our officers and directors, in exchange for, among other things the cancellation of options to purchase 625,000 shares of our common stock as compared to the use of $150,000 and $1,357,500 to repay a note payable to a related party and to repay the convertible notes we issued in 2007, respectively.

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

Note from a Related Party

The note payable due to a related party of $150,000 was signed on June 12, 2008 and extended on September 12, 2008 to a new maturity date of June 15, 2009.  The note accrued interest at a rate of 15% annually.  During 2009, we recorded $4,685 of interest expense.  All accrued interest on this note as of December 31, 2008 was paid in January 2009 and the principal and accrued interest from January 1, 2009 was paid in full during March 2009.

Exercise of Warrants and Options

During the quarter ended March 31, 2010, warrant holders exercised warrants to purchase 75,000 shares of our common stock and 187,500 shares of our common stock at exercise prices of $0.10 per share and $0.75 per share, respectively, representing an aggregate of $37,500 in proceeds to us.  This amount reflects only the warrants that were exercised for cash, as many of the warrants were exercised on a cashless basis.

No options were exercised during the quarter ended March 31, 2010.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We conduct our business in United States Dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.  Our Chief Executive Officer and our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter of 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 26, 2010, stockholders owing 8,217,423 shares of our common stock outstanding executed written consents authorizing the following amendments to our certificate of incorporation:

• An amendment to reflect the 1-for-1.75 reverse stock split of our issued and outstanding shares of common stock approved by our board of directors and a majority of our stockholders on December 19, 2006 and effected as of January 23, 2007.

• An amendment to reflect the 1-for-2 stock split of our issued and outstanding shares of common stock approved by our board of directors and a majority of our stockholders on March 23, 2007 and effected as of April 26, 2007.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a)           Exhibits

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SURGICAL HOLDINGS, INC.

Date: April 30, 2010	By:	/s/ Zak W. Elgamal
Zak W. Elgamal,
Chairman and Chief Executive Officer and Principal Executive Officer

Date: April 30, 2010	By:	/s/ James A. Longaker
James A. Longaker,
Chief Financial Officer and Principal Accounting Officer