Form 10-Q
period 2010-06-30
AMERICAN SURGICAL HOLDINGS INC
filed 2010-08-13
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010
or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 26, 2010: 12,590,872 shares of common stock.

Page

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31, 2009
	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,405,106	$2,705,488
Accounts receivable, net	3,497,196	3,855,401
Advances to employees	52,522	31,453
Prepaid federal income tax	224,033	302,024
Prepaid expenses and other current assets	36,836	28,263
TOTAL CURRENT ASSETS	7,215,693	6,922,629

PROPERTY AND EQUIPMENT, NET	41,414	54,103
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	-	13,667
TOTAL ASSETS	$7,257,107	$6,990,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$353,184	$116,386
Accrued/deferred income tax	5,658	94,506
Accrued salaries, bonuses & payroll taxes	843,901	1,180,957

TOTAL CURRENT LIABILITIES	1,202,743	1,391,849

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 12,590,872 and 11,632,161 shares issued
and outstanding, respectively	12,591	11,632
Additional paid-in capital	3,184,527	3,601,927
Deferred compensation	(18,750)	(43,750)
Retained earnings	2,875,996	2,028,741
TOTAL STOCKHOLDERS' EQUITY	6,054,364	5,598,550
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,257,107	$6,990,399
See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	Three months ended		Six months ended
	2010	2009	2010	2009
Revenues
Service fees, net	$6,098,304	$5,659,201	$11,227,680	$9,507,482
Contract fees	308,474	279,494	617,588	470,610

Total net revenues	6,406,778	5,938,695	11,845,268	9,978,092
Cost of revenues	2,441,343	1,919,232	4,887,574	3,916,341

GROSS PROFIT	3,965,435	4,019,463	6,957,694	6,061,751

OPERATING EXPENSES

General and administration	302,274	312,526	583,971	549,887
Legal and professional fees	495,105	41,499	805,788	121,279
Director fees	296,308	73,390	481,360	127,816
Salaries	2,332,367	1,726,681	3,801,368	2,393,114
Rent	27,153	22,941	54,306	45,282
TOTAL OPERATING EXPENSES	3,453,207	2,177,037	5,726,793	3,237,378

NET INCOME FROM OPERATIONS:	512,228	1,842,426	1,230,901	2,824,373

Other income (expense)
Interest expense	-	(106,417)	-	(280,583)
Interest income	1,796	974	5,498	2,051

OTHER INCOME (EXPENSE)	1,796	(105,443)	5,498	(278,532)

INCOME FROM OPERATIONS	514,024	1,736,983	1,236,399	2,545,841

Provision for income taxes	(82,824)	(644,369)	(389,144)	(961,546)

NET INCOME	$431,200	$1,092,614	$847,255	$1,584,295

Net income per share – basic	$0.04	$0.13	$0.07	$0.19
Net income per share – diluted	$0.03	$0.10	$0.06	$0.18

Weighted average number of shares outstanding
during the period - basic	12,013,201	8,525,484	11,913,161	8,492,887
Weighted average number of shares outstanding during the period –diluted	14,121,242	11,483,817	14,056,767	9,052,887

See accompanying notes to condensed consolidated financial statements

AMERICAN SURGICAL HOLDINGS, INC. (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balances, December 31, 2009	-	$-	11,632,161	$11,632	$3,601,927	$(43,750)	$2,028,741	$5,598,550

Deferred compensation	-	-	-	-	-	25,000	-	25,000
Options issued to officers	-	-	-	-	49,360	-	-	49,360
Options issued to employees	-	-	-	-	3,428	-	-	3,428
Options issued to directors	-	-	-	-	4,860	-	-	4,860
Stock issued upon exercise of options			636,394	636	50,275	-	-	50,911
Stock issued upon exercise of warrants	-	-	322,317	323	37,177	-	-	37,500
Cancellation and repurchase of options	-	-	-	-	(562,500)	-	-	(562,500)
Net income	-	-	-	-	-	-	847,255	847,255

Balances, June 30, 2010	-	$-	12,590,872	$12,591	$3,184,527	$(18,750)	$2,875,996	$6,054,364

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$847,255	$1,584,295
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26,356	38,147
Provision for uncollectible accounts	-	(19,000)
Amortization of discount of convertible notes payable	-	131,493
Deferred compensation	25,000	25,000
Options issued for services	3,428	6,700
Options issued to officers	49,360	106,933
Options issued to directors	4,860	11,384
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable, net	358,205	1,214,945
(Increase) Decrease in advances to employees	(21,069)	(10,674)
(Increase) Decrease in prepaid expenses	(8,573)	(60,621)
(Increase) Decrease in FIT receivable	77,991	-
Increase (Decrease) in accounts payable and accrued expenses	236,798	(36,838)
Increase (Decrease) in accrued salaries	(337,056)	518,553
Increase (Decrease) in accrued taxes	(88,848)	261,546
Net cash provided by operating activities	1,173,707	3,771,863

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	-	373,653
Purchase of hospital contracts & non-compete	-	(50,000)
Net cash provided by investing activities	-	323,653

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of options	(562,500)	-
Repayment of note payable from related party	-	(150,000)
Issuance of common stock upon exercise of warrants	88,411	-
Repayment of convertible notes payable	-	(2,715,000)
Net cash used in financing activities	(474,089)	(2,865,000)

NET INCREASE IN CASH	699,618	1,230,516
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	2,705,488	431,731

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,405,106	$1,662,247

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)
	June 30,	June 30,
	2010	2009
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$400,000	$700,000
Cash paid for interest expense	-	$218,169

SUPPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	-	$20,000

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

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

These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Our business model is designed to accommodate various modalities to suit our licensed and/or certified professionals to work either as full-time salaried employees, hourly employees or independent contractors. Currently, we have a total of 111 surgical assistants, of which 96 are full or part time employees and 15 are independent contractors. We also have 24 full-time administrative and billing employees

 Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents.  These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.  At June 30, 2010 and December 31, 2009, the Company had approximately $2,985,150 and $2,269,511, respectively, in excess of FDIC insurance limits.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

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

Income Taxes

The Company records deferred taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Accounting for Income Taxes.  The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company recognized a fair value of $57,648 for stock options earned for the six months ended June 30, 2010.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares estimated to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. The Company’s outstanding stock options were 2,034,106 and warrants were 340,215 on June 30, 2010. 30,000 common stock options and 7,715 warrants were excluded from the computation of diluted earnings per share on June 30, 2010 since their effect remains anti-dilutive.  Excluded from the Company’s June 30, 2009 computation of diluted earnings per share due to their anti-dilutive effect were 1,705,000 common stock options and 3,258,000 warrants, respectively.

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

Established billing rates are not the same as actual amounts recovered.  They generally do not reflect what the Company is ultimately paid and therefore are not reported in our financial statements.  The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each surgical procedure which is then assigned a CPT code.  This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for surgical assistant services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated surgical assistant fee.

The Company reports revenues derived from providing licensed and/or certified surgical assistants to assist physicians in surgical procedures, and in emergency surgery (“Service Fees, net”). Additional revenues are derived from contracts with hospitals for 24/7 Surgical Assistant On-Call services (“Contract Fees”).

“Service Fees, net” includes revenues generated from services performed by surgical assistants on the date the services are performed based on established billing rates less allowances for contractual adjustments and uncollectible amounts. These contractual adjustments vary by insurance company and self-pay patients. The Company computes these contractual adjustments and collection allowances based on its historical collection experience.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

Historical collection rates are estimated using the most current prior 12 month historical payment and collection percentages. The Company generally receives 99% of its collections within 12 months from the date of service. Amounts greater than one-year past due are written off as a bad debt. The Company accounts for charge-backs as they occur and records an estimate for expected charge-backs as they are received from insurance companies.

The Company also earns revenue (“Contract Fees”) derived from contracts with hospitals for providing surgical assistant twenty-four hour per day On-Call coverage. Contract Fees are invoiced monthly throughout the respective contract period as services are provided and revenue is recognized monthly as the fees are earned.

Allowance for Doubtful Accounts

The Company generally provides for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. The Company estimates this allowance based on the aging of its accounts receivable, its historical collection experience and other relevant factors. There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

The Company evaluates the collectability of its receivables at least quarterly, using various factors including the financial condition and payment history on patient accounts, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collections experience.

As part of the evaluation discussed above concerning Service Fees Revenue and the appropriate Collection Percentage, the Company determined that an allowance was necessary at June 30, 2010 in the amount of $260,000 compared to an allowance of $260,000 at December 31, 2009.  The $260,000 at June 30, 2010 and $260,000 at December 31, 2009 were for estimated chargebacks.

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.   As of June 30, 2010, the Company did not record any impairment of its long-lived assets.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill are amortized over their individual estimated useful lives.  In March 2009, the Company acquired assets, primarily hospital contracts, of a small surgical assistant services provider and required the owner to enter into an employment and non-compete agreement.  The acquired hospital contracts are amortized over the life of the contracts and the non-compete agreement is amortized over the year life of the agreement.    As of June 30, 2010, the Company has recognized $13,667 of amortization expense related to the intangible assets.  The intangible assets were fully amortized as of June 30, 2010.

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

Expected dividend yield was considered to be $0 in the option pricing formula since the Company has not paid dividends.  Expected volatility is based on the Company’s historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited.  As required by ASC No. 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized an expense of $57,648 and $125,017 for common stock options earned during the six months ended June 30, 2010 and  June 30, 2009, respectively.

The following tables summarize all stock option grants as of December 31, 2009, the cancellations as of June 30, 2010 and the related changes during these periods are presented below.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2009	3,295,500	$0.54
Cancelled and repurchased	(625,000)	$2.36
Exercised	(636,394)	$0.08

Balance at June 30, 2010	2,034,106	$0.12
Options exercisable on June 30, 2010	30,000	$3.10
Weighted average fair value of options granted during 2010		$-

Of the total options granted, 30,000 are fully vested, exercisable and non-forfeitable.

June 30, 2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.08	2,004,106	1.56	$0.08	-	-

$3.10	30,000	1.51	$3.10	30,000	$3.10

December 31, 2009 Options Outstanding						Options Exercisable
Range of Exercise Price			Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

		$ 0.08	2,640,500	2.06	$ 0.08	-	-
$2.00	-	2.20	125,000	0.26	$ 2.13	119,384	$ 2.12
$2.21	-	3.10	530,000	0.12	$ 2.46	529,543	$ 2.46

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

Warrants

The Company did not issue any warrants in 2009 or the first six months of 2010.  Changes to the warrants are given below:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2009	727,715	$0.44
Exercised	(387,500)	$0.50
Balance at June 30, 2010	340,215	$0.54
Warrants exercisable on June 30, 2010	340,215	$0.54
Weighted average fair value of Warrants granted during 2010		$-

Of the total warrants granted, 340,215 are fully vested, exercisable and non-forfeitable.

June 30, 2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.10-0.75	332,500	0.06	$0.51	332,500	$0.43
$2.00	7,715	0.02	$2.00	7,715	$2.00

December 31, 2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.10-0.75	720,000	0.56	$0.43	720,000	$0.43
$2.00	7,715	0.56	$2.00	7,715	$2.00

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

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2010 (UNAUDITED)

NOTE 4 – COMMITMENTS

On June 13, 2010, the Compensation Committee established performance targets for bonuses related to the Company's performance in July and August 2010.  If the Company's senior management team achieves these targets, they will receive bonuses in the aggregate amount of $250,000 in September 2010. Based on the Company’s collection trends to date, it is likely the performance targets will be achieved and the bonuses will be paid.  The compensation committee may establish additional performance goals in the future.

NOTE 5 – SUBSEQUENT EVENTS

The Company's Compensation Committee approved performance-based bonuses to select members of the Company's senior management team based on the achievement of certain collection targets in connection with May and June performance.  The performance targets were achieved, and a special bonus of $250,000 was paid in July 2010.

On July 27, 2010, the Company’s Board of Directors declared a special dividend of $0.08 per share for each share of the Company's common stock, par value $0.001 per share, that is issued and outstanding on August 12, 2010.  The dividend will be paid on approximately August 30, 2010. The dividend, which is expected to aggregate approximately $1,030,000, will be paid from our cash flows from operations.

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

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the six months ended June 30, 2010.

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

Our cost of revenues includes those costs and expenditures that are incurred directly by or associated with the surgical assistants’ performance of their duties.  The following items are included in the cost of revenues:

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

Established billing rates are not the same as actual amounts recovered.  They generally do not reflect what we are ultimately paid and therefore are not reported in our financial statements.  We are typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each surgical procedure which is then assigned a CPT code.  This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for surgical assistant services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated surgical assistant fee.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for  us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on  our  financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Operating Results

The table below provides a brief recap of operating results for the three months and six months ended June 30, 2010 and 2009 expressed as a percentage of Net Revenue.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
Revenues, net	100%	100%	100%	100%
Cost of Revenues	(38%)	(32%)	(41%)	(39%)

Gross Profit	62%	68%	59%	61%

Operating Expenses	(54%)	(37%)	(48%)	(32%)

Net Income from Operations	8%	31%	11%	29%

Other (Expense) Income	-	(2%)	-	(3%)

Income from Operations	8%	29%	11%	26%

Provision for Income Taxes	(1%)	(11%)	(3%)	(10%)

Net Income	7%	18%	8%	16%

Revenue: Revenue increased by $468,083, or 8%, to $6,406,778 for the three months ended June 30, 2010 from $5,938,695 for the three months ended June 30, 2009.  The increase in revenue is due primarily to a 15% increase of approximately 850 cases performed by our surgical assistants during the second quarter of 2010 compared to the comparable quarter in 2009.  Those new cases originated in part due to our provision of services at five additional facilities in Georgia, Tennessee and Texas during the second quarter of 2010 as compared to the same quarter in 2009.  In addition, our surgical assistants performed additional services at our existing facilities.

Cost of Revenues:  Cost revenues increased to $2,441,343 for the three months ended June 30, 2010 from $1,919,232 for the three months ended June 30, 2009, which represented an increase of $522,111, or 27%.  The increase in cost of revenues was 12% higher than the increase in revenue.  The increase is primarily due to the increase in the number of surgical assistants from 80 to 111 during the second quarter of 2010 as compared to the same quarter last year to serve our additional business and for performance bonuses paid to certain surgical assistants.

Gross Profit: Gross profit was $3,965,435 for the three months ended June 30, 2010 from $4,019,463 for the three months ended June 30, 2009, which represented a decrease of $54,028.  The 1% decrease in gross profit resulted from the increase in cost of revenues.   As a percentage of revenue, gross profit margins were 62% for the three months ended June 30, 2010, as compared to 68% for the three months ended June 30, 2009, which represents a decrease of 6%. The decrease in gross profit margin resulted primarily from the increase in revenue offset by a greater increase in the cost of revenues, as a percentage of revenue.

Operating Expenses:  Operating expenses, which are comprised of general and administrative expense, legal and professional fees, director’s fees, salaries and rent, increased to $3,453,207 for the three months ended June 30, 2010, from $2,177,037 for the comparable period in 2009, which represented an increase of $1,276,170, or 59%. During the three months ended June 30, 2010, general and administrative expenses decreased by $10,252, or 3%, as compared to the comparable period in 2009.

Legal and professional fees and director fees increased by $453,606 and $222,918 , respectively, as compared to the comparable period in 2009.  The increase in legal and professional fees and director fees resulted from the creation of the Mergers and Acquisitions Committee of the Board of Directors in the third quarter of 2009 and the evaluation by such committee of potential transactions.  In addition, legal and professional fees also increased as a result of the retention of a law firm to expand the review of all our SEC filings and other regulatory filings, including state filings which were required as a result of the expansion of our business into additional states.

Salaries for the three months ended June 30, 2010 increased to $2,332,367 from $1,726,681 for the comparable period in 2009, representing an increase of $605,686, or 35%.  During 2008, we implemented cost cutting measures, which included a reduction in the salaries paid to management.  In addition, our convertible notes were outstanding in 2009, which prohibited us from increasing the compensation and/or benefits payable to certain of our management and key personnel.  The convertible notes were repaid in the first and second quarters of 2009. Thereafter, salaries were reinstated to their original levels during the second quarter of 2009. In addition, during the first quarter of 2010, the salaries of our Chief Executive Officer and Chief Operating Officer were increased by 5% as required by the terms of their respective employment agreements.  During the second quarter of 2010, we also paid performance bonuses of $1,372,000 to senior management and key employees.  Bonuses paid in the second quarter of 2009 were $380,000. Our Compensation Committee has approved performance-based bonuses in the aggregate amount of $250,000 to select members of our senior management based on their achievement of certain collection targets for the period between May and June 2010.  These bonuses were paid in July 2010.  In addition, our Compensation Committee has established performance targets for bonuses related to our performance in July and August 2010.  If our senior management achieves these targets, they will receive bonuses in the aggregate amount of $250,000 in September 2010.

Rent increased by $4,212 as compared to the comparable period in 2009.  Rent increased as a result of the annual increases in rent required under the terms of our lease agreement and the departure of our sub-tenant.

Interest Expense: Interest expense for the three months ended June 30, 2010 was $0 compared to $106,417 for the three months ended June 30, 2009.  The decrease in interest expense resulted primarily from the repayment of the convertible notes in March and June 2009 and a note to a related party in March 2009.

Income Tax Expense: We recorded a provision for income tax for the three months ended June 30, 2010 in the amount of $82,824 as compared to a provision for income tax of $644,369 for the three months ended June 30, 2009.  The decrease in income tax due in 2010 as compared to the income tax due in 2009 is primarily a result of the decrease in net income and a timing difference due to a change in accounting methods for tax purposes.

Net Income: Our net income for the three months ended June 30, 2010 was $431,200, which represented a decrease of $661,414, or 61%, compared to net income of $1,092,614 for the three months ended June 30, 2009.  This decrease was primarily the result of the increase in our legal and professional fees, director fees and salaries, which was partially offset by the increase in our revenue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Revenue:  Revenue increased to $11,845,268 for the six months ended June 30, 2010 compared to $9,978,092 for the six months ended June 30, 2009, which represented an increase of $1,867,176, or 19%, over the same period in 2009.    The increase in revenue is due primarily to a 22% increase in cases performed by our surgical assistants during the first six months of 2010 compared to the comparable period in 2009.  Those new cases originated in part due to our provision of services at five additional facilities in Georgia, Tennessee, and Texas during the second quarter of 2010 as compared to the same quarter in 2009.  In addition, our surgical assistants performed additional services at our existing facilities.

Cost of Revenues:  Our Cost of Revenues increased to $4,887,574 for the six months ended June 30, 2010 from $3,916,341 for the comparable period in 2009, which represented an increase of $971,233, or 25%. The increase in cost of revenues was 6% higher than the increase in revenue.  The increase is primarily due to the increase in the number of surgical assistants from 80 to 111 during the second quarter of 2010 as compared to the same quarter last year to serve our additional business and for performance bonuses paid to certain surgical assistants.

Gross Profit:  Our Gross Profit was $6,957,694 for the six months ended June 30, 2010 from $6,061,751 over the same period ended June 30, 2009, which represented an increase of $895,943, or 15%.   This is the result of an increase in net revenue equal to 19% and a cost of revenues increase of 25% for the six months of 2010 over the same six months in 2009.

Operating Expenses:  Operating expenses, which are comprised of general and administrative expense, legal and professional fees, director’s fees, salaries and rent, increased to $5,726,793 for the six months ended June 30, 2010, from $3,237,378 for the comparable period in 2009, which represented an increase of  $2,489,415, or 77%.

During the six months ended June 30, 2010, general and administrative expenses increased by $34,084, or 6%, as compared to the comparable period in 2009.   This increase occurred primarily due to increased costs related to the increase in personnel and the higher cost of medical insurance.  Medical insurance for the first six months of 2010 increased $33,000.

Legal and professional fees and director fees increased by $684,509 and $353,544 respectively, as compared to the comparable period in 2009.  The increase in legal and professional fees and director fees resulted from the creation of the Mergers and Acquisitions Committee of the Board of Directors in the third quarter of 2009 and the evaluation by such committee of potential transactions.  In addition, legal and professional fees also increased as a result of the retention of a law firm to expand the review of all our SEC filings and other regulatory filings, including state filings which were required as a result of the expansion of our business into additional states.

Salaries for the six months ended June 30, 2010 increased to $3,801,368 from $2,393,114 for the comparable period in 2009, representing an increase of $1,408,254 or 59%.  During 2008, we implemented cost cutting measures, which included a reduction in the salaries paid to management.  In addition, our convertible notes were outstanding in 2009, which prohibited us from increasing the compensation and/or benefits payable to certain of our management and key personnel.  The convertible notes were repaid in the first and second quarters of 2009. Thereafter, salaries were reinstated to their original levels during the second quarter of 2009. In addition, during the first quarter of 2010, the salaries of our Chief Executive Officer and Chief Operating Officer were increased by 5% as required by the terms of their respective employment agreements.  During the six months of 2010, we also paid performance bonuses in the amount of $2,114,500.  Bonuses paid in the same period last year were $380,000.  Our Compensation Committee has approved performance-based bonuses in the aggregate amount of $250,000 to select members of our senior management based on their achievement of certain collection targets for the period between May and June 2010.  These bonuses were paid in July 2010.  In addition, our Compensation Committee has established performance targets for bonuses related to our performance in July and August 2010.  If our senior management achieves these targets, they will receive bonuses in the aggregate amount of $250,000 in September 2010.

Rent increased by $9,024 as compared to the comparable period in 2009.  Rent increased as a result of the annual increases in rent required under the terms of our lease agreement and the departure of our sub-tenant.

Interest Expense: Interest expense for the six months ended June 30, 2010 was $0 compared to $280,583 for the six months ended June 30, 2009.  The decrease in interest expense resulted primarily from the repayment of the convertible notes in March and June 2009 and a note to a related party in March 2009.

Income Tax Expense: We recorded a provision for income tax for the six months ended June 30, 2010 in the amount of $389,144 as compared to a provision for income tax of $961,546 for the six months ended June 30, 2009.  The decrease in income tax due in 2010 as compared to the income tax due in 2009 is primarily a result of the decrease in net income and a timing difference due to a change in accounting methods for tax purposes.

Net Income: Our net income for the six months ended June 30, 2010 was $847,255, which represented a decrease of $737,040, or 47%, compared to net income of $1,584,295 for the six months ended June 30, 2009.  This decrease was primarily the result of the increase in our legal and professional fees and salaries, which was partially offset by the increase in our revenue.

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

As a result of various changes implemented in 2008 and our dramatic increase in revenue in 2009, we improved our cash flow dramatically in 2009 and we believe that our cash flow will continue to remain stable or improve in 2010. As of June 30, 2010, we had $3,405,106 in cash and cash equivalents on hand compared to $2,705,488 on hand at December 31, 2009.  Our working capital at June 30, 2010 was $6,012, 950 compared to $5,530,780 at December 31, 2009.  We had a working capital ratio (current assets/current liabilities) as of June 30, 2010 of 6:1 and 5~~.~~:1 as of December 31, 2009.  We believe that our cash flows from operations will be sufficient to meet our working capital needs.

On July 27, 2010, our Board of Directors declared a special dividend of $0.08 per share for each share of our common stock, par value $0.001 per share, that is issued and outstanding on August 12, 2010.  The dividend will be paid on approximately August 30, 2010.  The dividend, which is expected to aggregate approximately $1,030,000, will be paid from our cash flows from operations.  We have not yet determined whether we will pay additional dividends in the future.

Although we do anticipate some capital needs in the future to expand our information technology systems in response to our growth, we have not yet established a budget or timeline for such capital improvements.  If such capital needs occur in the coming year and are not significant, they will likely be funded from our cash flow from operations.  If such capital needs are significant, we would likely seek additional financing to meet them.

Operating Activities: Net cash provided by operating activities was $1,173,707 for the six months ended June 30, 2010 as compared to net cash provided by operating activities of $3,771,863 during the comparable period in 2009. This $1,173,707 in cash provided by operating activities for the six months ended June 30, 2010 is primarily a result of $847,255 in net income a decrease in accounts receivable of $358,205 due to better collection efforts, and an increase of $236,798 in accounts payable and accrued expenses due to an increase in legal fees, offset by a decrease in accrued salaries of $337,056 resulting from a decrease in paid time off of $122,000, a decrease of $81,000 due to the number of days being less at June 30, 2010  versus December 31, 2009 for the accrual of the payroll and a decrease in bonuses of $117,000. Net cash provided by operating activities for the six months ended June 30, 2009 is primarily a result of $1,584,295 in net income, a decrease of $1,214,945 in accounts receivable due to better collection efforts, an increase in accrued salaries of $518,553 due to bonuses declared in June 2009, and a $261,546 increase in accrued taxes due to higher taxable income.

Investing Activities:  Net cash provided by investing activities was $0 for the six months ended June 30, 2010 as compared to net cash provided by investing activities of $323,653 for the comparable period in 2009.  During the six months ended June 30, 2010, we had no investing activities.  During the six months ended June 30, 2009, net cash provided by investing activities was primarily a result of a decrease of $373,653 in restricted cash, which restriction was removed upon payment of our 2007 convertible notes, and the use of $50,000 to purchase hospital contracts and a non-compete agreement.

Financing Activities: Net cash used in financing activities for the six months ended June 30, 2010 was $474,089 as compared to net cash used in financing activities of $2,865,000 in the comparable period in 2009.  During the six months ended June 30, 2010, we received $88,411 as a result of option and warrant exercises, which was offset by the use of $562,500 in payments to our officers and directors, in exchange for, among other things, the cancellation of options to purchase 625,000 shares of our common stock.  During the six months ended June 30, 2009, we used $2,715,000 to repay our convertible notes issued in 2007 and $150,000 to repay a note to a related party.

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing.

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

We paid the Notes on a timely basis from cash generated from operations.  One half of the Notes were paid off in March 2009 and the other half in June 2009.  In November 2009, we received a request to register the shares of common stock underlying the warrants.  In response, we filed a registration statement with the SEC on a timely basis as required by the agreement with the warrant holders.  The registration statement was declared effective by the SEC on February 11, 2010.

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

Exercise of Warrants and Options

During the six months ended June 30, 2010, warrant holders exercised 387,500 warrants to purchase 322,317 shares of our common stock. We realized cash proceeds of $37,500 from the exercise of 50,000 warrants and the remaining 337,500 warrants were exercised using the cashless method.

During the three months ended June 30, 2010, option holders exercised stock options to purchase 636,394 shares of our common stock for total proceeds to us of $50,911.  No stock options were exercised during the first three months of 2010.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We conduct our business in United States Dollars. Our market risk is limited to United States domestic, economic and regulatory factors.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.  Our Chief Executive Officer and our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter of 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have pending actions against several insurance carriers to recover underpayments of amounts due by these carriers that were below their respective contractual commitments to us.   We have settled some of these actions and continue to pursue the remaining actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

None

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

Date: August 13, 2010                                                                           AMERICAN SURGICAL HOLDINGS, INC.

By: /s/ Zak W. Elgamal
Zak W. Elgamal,
Chairman and Chief Executive Officer and Principal Executive Officer

Date: August 13, 2010                                                                           By: /s/ James A. Longaker
James A. Longaker,
Chief Financial Officer and Principal Accounting Officer