Form 10-Q
period 2010-09-30
AMERICAN SURGICAL HOLDINGS INC
filed 2010-11-22
CIK 1257499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010
or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 19, 2010:  12,821,928 shares of common stock.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(F/K/A ASAH Corp.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31, 2009
	2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,983,931	$2,705,488
Accounts receivable, net	3,595,500	3,855,401
Advances to employees	29,440	31,453
Prepaid federal income tax	-	302,024
Prepaid expenses and other current assets	192,185	28,263
TOTAL CURRENT ASSETS	7,801,056	6,922,629

PROPERTY AND EQUIPMENT, NET	42,966	54,103
HOSPITAL CONTRACT COSTS & NON-COMPETE, NET	-	13,667
TOTAL ASSETS	$7,844,022	$6,990,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$248,574	$116,386
Accrued/deferred income tax	261,198	94,506
Accrued salaries, bonuses and payroll taxes	1,120,391	1,180,957

TOTAL CURRENT LIABILITIES	1,630,163	1,391,849

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 12,808,866 and 11,632,161 shares issued
and outstanding, respectively	12,809	11,632
Additional paid-in capital	3,228,142	3,601,927
Deferred compensation	(6,250)	(43,750)
Retained earnings	2,979,158	2,028,741
TOTAL STOCKHOLDERS' EQUITY	6,213,859	5,598,550
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,844,022	$6,990,399
See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES
(formerly ASAH Corp.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	Three months ended		Nine months ended
	2010	2009	2010	2009

Revenues
Service fees, net	$6,566,038	$6,501,234	$17,793,718	$16,008,716
Contract fees	300,602	223,524	918,190	694,134

Total net revenues	6,866,640	6,724,758	18,711,908	16,702,850

Cost of revenues	2,923,009	2,198,857	7,810,583	6,115,198

GROSS PROFIT	3,943,631	4,525,901	10,901,325	10,587,652

OPERATING EXPENSES

General and administration	417,068	257,893	1,001,039	807,780
Legal and professional fees	282,711	38,526	1,088,499	159,805
Director fees	300,308	62,390	781,668	190,206
Salaries	1,181,269	1,131,495	4,982,637	3,524,609
Rent	27,153	23,699	81,459	68,981
TOTAL OPERATING EXPENSES	2, 208,509	1,514,003	7,935,302	4,751,381

NET INCOME FROM OPERATIONS	1,735,122	3,011,898	2,966,023	5,836,271

Other income (expense)
Interest expense	-	-	-	(280,583)
Interest income	3,601	3,306	9,099	5,357

OTHER INCOME (EXPENSE)	3,601	3,306	9,099	(275,226)

INCOME FROM OPERATIONS	1,738,723	3,015,204	2,975,122	5,561,045

Provision for income taxes	(619,571)	(1,052,734)	(1,008,715)	(2,014,280)

NET INCOME	$1,119,152	$1,962,470	$1,966,407	$3,546,765

Net income per share – basic	$0.09	$0.23	$0.16	$0.42
Net income per share – diluted	$0.08	$0.17	$0.14	$0.41

Weighted average number of shares outstanding
during the period - basic	12,698,684	8,537, 261	12,177,880	8,507,841
Weighted average number of shares outstanding during the period –diluted	14,503,932	11,275,979	14,079,000	8,938,964

See accompanying notes to condensed consolidated financial statements

AMERICAN SURGICAL HOLDINGS, INC. (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Deferred	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balances, December 31, 2009	-	$-	11,632,161	$11,632	$3,601,927	$(43,750)	$2,028,741	$5,598,550

Deferred compensation	-	-	-	-	-	37,500	-	37,500
Options issued to officers	-	-	-	-	71,982	-	-	71,982
Options issued to employees	-	-	-	-	5,142	-	-	5,142
Options issued to directors	-	-	-	-	6,918	-	-	6,918
Stock issued upon exercise of options			854,388	854	67,496	-	-	68,350
Stock issued upon exercise of warrants	-	-	322,317	323	37,177	-	-	37,500
Cancellation and repurchase of options	-	-	-	-	(562,500)	-	-	(562,500)
Cash dividends ($0.08 per share)							(1,015,990)	(1,015,990)
Net income	-	-	-	-	-	-	1,966,407	1,966,407

Balances, September 30, 2010	-	$-	12,808,866	$12,809	$3,228,142	$(6,250)	$2,979,158	$6,213,859

See accompanying notes to condensed consolidated financial statements.

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,966,407	$3,546,765
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	32,927	61,054
Provision for uncollectible accounts	-	(19,000)
Amortization of discount of convertible notes payable	-	131,493
Deferred compensation	37,500	37,500
Options issued for services	5,142	10,471
Options issued to officers	71,982	162,880
Options issued to directors	6,918	17,024
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable, net	259,901	(47,758)
(Increase) Decrease in advances to employees	2,013	(22,315)
(Increase) Decrease in prepaid expenses	(163,922)	(25,703)
(Increase) Decrease in FIT receivable	302,024	-
Increase (Decrease) in accounts payable and accrued expenses	132,188	(57,568)
Increase (Decrease) in accrued salaries	(60,566)	737,741
Increase (Decrease) in accrued taxes	166,692	214,280
Net cash provided by operating activities	2,759,206	4,746,863

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in restricted cash	-	373,653
Purchase of hospital contracts & non-compete	-	(50,000)
Purchase of property and equipment	(8,123)	-
Net cash (used in) provided by investing activities	(8,123)	323,653

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of options	(562,500)	-
Repayment of note payable from related party	-	(150,000)
Issuance of common stock upon exercise of warrants and options	105,850	90,633
Repayment of convertible notes payable	-	(2,715,000)
Cash dividends ($0.08 per share)	(1,015,990)	-
Net cash used in financing activities	(1,472,640)	(2,774,367)

NET INCREASE IN CASH	1,278,443	2,296,149
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	2,705,488	431,731

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,983,931	$2,727,880

See accompanying notes to condensed consolidated financial statements

AMERICAN SURGICAL HOLDINGS, INC. AND SUBSIDIARIES (formerly ASAH Corp.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE (UNAUDITED)
	September 30,	September 30,
	2010	2009
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for income taxes	$540,000	$1,800,000
Cash paid for interest expense	-	$226,053

SUPPLEMENTAL NON-CASH DISCLOSURE
Stock issued in acquisition	-	$20,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed unaudited financial statements are presented in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q under the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. The financial statements are presented on the accrual basis.  Intercompany transactions and balances have been eliminated.

These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Our business model is designed to accommodate various modalities to suit our licensed and/or certified professionals to work either as full-time salaried employees, hourly employees or independent contractors. Currently, we have a total of 108 surgical assistants, of which 91 are full or part time employees and 17 are independent contractors. We also have 30 full-time administrative and billing employees.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity at acquisition of three months or less to be cash equivalents.  These accounts may from time to time exceed federally insured limits. The Company has not experienced any losses on such accounts.  At September 30, 2010 and December 31, 2009, the Company had approximately $3,666,549 and $2,269,511, respectively, in excess of FDIC insurance limits.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of FASB ASC No. 718, Accounting for Stock-Based Compensation. Under FASB ASC No. 718, the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options have cashless exercise provisions, the Company utilizes variable accounting.

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

The Company recognized a fair value of $84,042 for stock options earned for the nine months ended September 30, 2010.

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares estimated to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company’s outstanding stock options were 1,816,112 and warrants were 340,215 on September 30, 2010, of which 30,000 common stock options and 7,715 warrants were excluded from the computation of diluted earnings per share on September 30, 2010 since their effect remains anti-dilutive.  Excluded from the Company’s September 30, 2009 computation of diluted earnings per share due to their anti-dilutive effect were 1,463,356 common stock options and 3,060,000 warrants.

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

Established billing rates are not the same as actual amounts recovered.  They generally do not reflect what the Company is ultimately paid and therefore are not reported in our financial statements.  The Company is typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each surgical procedure which is then assigned a CPT code.  This fee is discounted to reflect the percentage paid to the Company “using a modifier” recognized by each insurance carrier for surgical assistant services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated surgical assistant fee.  The net revenue is recorded at the time the services were rendered.

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

Completing the paperwork for each case and preparing it for billing takes approximately ten business days after a procedure is performed. The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing. An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing. Responses may be a payment, a denial, or a request for additional information.

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

The Company also earns Contract Fees derived from contracts with hospitals for providing surgical assistant twenty-four hour per day On-Call coverage. Contract Fees are invoiced monthly throughout the respective contract period as services are provided and revenue is recognized monthly as the fees are earned.

Allowance for Doubtful Accounts

The Company generally provides for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. The Company estimates this allowance based on the aging of its accounts receivable, its historical collection experience and other relevant factors. There are various factors that can impact the collection trends, such as changes in the number of uninsured patients, the increased burden of co-payment to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the net revenue estimation process.

The Company evaluates the collectability of its receivables at least quarterly, using various factors including the financial condition and payment history on patient accounts, an overall review of collections experience on accounts and other economic factors or events expected to affect the Company’s future collections experience.

As part of the evaluation discussed above concerning Service Fees and the appropriate collection percentage, the Company determined that an allowance was necessary at September 30, 2010 in the amount of $260,000 compared to an allowance of $260,000 at December 31, 2009.  The $260,000 at September 30, 2010 and $260,000 at December 31, 2009 were for estimated chargebacks.

Long-Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.   As of September 30, 2010, the Company did not record any impairment of its long-lived assets.

Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  Intangible assets other than goodwill are amortized over their individual estimated useful lives.  In March 2009, the Company acquired assets, primarily hospital contracts, of a small surgical assistant services provider and required the owner to enter into an employment and non-compete agreement.  The acquired hospital contracts are amortized over the life of the contracts and the non-compete agreement is amortized over the one year life of the agreement.    As of September 30, 2010, the Company had recognized $13,667 of amortization expense related to the intangible assets.  The intangible assets were fully amortized as of June 30, 2010.

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

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on the Company’s results of operations, financial condition or liquidity.

NOTE 2 – EQUITY

Dividends

On July 27, 2010, our Board of Directors declared a special dividend of $0.08 per share for each share of our common stock, par value $0.001 per share that was issued and outstanding on August 12, 2010.  The dividend was paid on August 30, 2010 in the amount of $1,015,990.   We have not yet determined whether we will pay additional dividends in the future.

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

Expected dividend yield was considered to be $0 in the option pricing formula since the Company had not paid and did not anticipate paying dividends at the time when the options and warrants were granted.  Expected volatility is based on the Company’s historical experience. The forfeiture rate was considered to be none insofar as the historical experience of the Company is very limited.  As required by ASC No. 718, the Company will adjust the estimated forfeiture rate based upon actual experience.

The Company recognized an expense of $84,042 and $190,375 for common stock options earned during the nine months ended September 30, 2010 and September 30, 2009, respectively.

The following tables summarize all stock option grants as of December 31, 2009, the cancellations as of September 30, 2010 and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2009	3,295,500	$0.54
Cancelled and repurchased	(625,000)	$2.36
Exercised	(854,388)	$0.08

Balance at September 30, 2010	1,816,112	$0.13
Options exercisable on September 30, 2010	135,479	$0.75
Weighted average fair value of options granted during 2010		$-

Of the total options granted, 135,479 are fully vested, exercisable and non-forfeitable as of September 30, 2010.

September 30, 2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.08	1,786,112	1.31	$0.08	105,479	$0.08

$3.10	30,000	1.25	$3.10	30,000	$3.10

December 31, 2009 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.08	2,640,500	2.06	$0.08	-	-
$2.00-2.20	125,000	0.26	$2.13	119,384	$2.12
$2.21-3.10	530,000	0.12	$2.46	529,543	$2.46

Warrants

The Company did not issue any warrants in 2009 or in the first nine months of 2010.  Changes to the warrants are given below:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2009	727,715	$0.44
Exercised	(387,500)	$0.50
Balance at September 30, 2010	340,215	$0.54
Warrants exercisable on September 30, 2010	340,215	$0.54
Weighted average fair value of Warrants granted during 2010		$-

Of the total warrants granted, 340,215 are fully vested, exercisable and non-forfeitable.

September 30, 2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.10-0.75	332,500	1.81	$0.51	332,500	$0.43
$2.00	7,715	1.81	$2.00	7,715	$2.00

December 31, 2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.10-0.75	720,000	2.56	$0.43	720,000	$0.43
$2.00	7,715	2.56	$2.00	7,715	$2.00

NOTE 3 – RELATED PARTY TRANSACTION

On January 21, 2010, the independent members of the Board of Directors upon the recommendation of the Compensation Committee approved and awarded payments of $562,500 to the Company’s officers and directors in exchange for, among other things, the cancellation of options to purchase 625,000 shares of the Company's common stock.

NOTE 4 – COMMITMENTS

On August 17, 2010, the Compensation Committee established performance targets for bonuses related to the Company's performance in September and October 2010.  If the Company's senior management team achieved these targets, they were to receive bonuses in the aggregate amount of $250,000 in the latter part of November 2010.  The Compensation Committee subsequently reviewed the approved bonuses, and while targets were met, determined that the bonuses will not be paid and the members of our senior management have waived all of their rights to receive any such bonuses.  The Compensation Committee may establish additional performance goals in the future.

NOTE 5 – SUBSEQUENT EVENTS

On October 1, 2010, the Company received an exercise notice for the exercise of 25,000 warrants to purchase on a cashless basis.  The Company issued 13,062 shares of common stock in connection with the exercise.

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

GENERAL

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the nine months ended September 30, 2010.

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

• Insurance - workers' compensation, malpractice, medical and dental;

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

Established billing rates are not the same as actual amounts recovered.  They generally do not reflect what we are ultimately paid and therefore are not reported in our financial statements.  We are typically paid amounts based on established charges per procedure with guidance from the annually updated Current Procedural Terminology (“CPT”) guidelines (a code set maintained by the American Medical Association through the CPT Editorial Panel), that designates relative value units (“RVU's”) and a suggested range of charges for each surgical procedure which is then assigned a CPT code.  This fee is discounted to reflect the percentage paid to us “using a modifier” recognized by each insurance carrier for surgical assistant services, less deductible, co-pay, and contractual adjustments which are deducted from the calculated surgical assistant fee. The net revenue is recorded at the time the services were rendered.

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

Completing the paperwork for each case and preparing it for billing takes approximately ten business days after the procedure is performed.  The majority of claims are then filed electronically except for those remaining insurance carriers requiring paper filing.  An initial response is usually received within four weeks from electronic filing and up to six weeks from paper filing.  Responses may be a payment, a denial, or a request for additional information.

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

We also earn Contract Fees derived from contracts with hospitals for providing surgical assistant twenty-four hour per day On-Call coverage.  Contract Fees are invoiced monthly throughout the respective contract period as services are provided and revenue is recognized monthly as the fees are earned.

Other Policies

Our other significant accounting policies are summarized in Note 1 of our Condensed Consolidated Financial Statements, included elsewhere in this report. Policies determined to be significant are those policies that have the greatest impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would materially affect on our consolidated results of operations, financial position or liquidity for the periods presented in this annual report.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. We do not expect the adoption of ASU No. 2009-13 to have any effect on our financial statements upon its required adoption on January 1, 2011.

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

In February 2010, the FASB issued ASU No. 2010-9, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. We will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-09 does not have any impact on our results of operations, financial condition or liquidity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Operating Results

The table below provides a brief recap of operating results for the three months and nine months ended September 30, 2010 and 2009 expressed as a percentage of Net Revenue.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Revenues, net	100%	100%	100%	100%
Cost of Revenues	(43%)	(33%)	(42%)	(37%)

Gross Profit	57%	67%	58%	63%

Operating Expenses	(32%)	(22%)	(42%)	(28%)

Net Income from Operations	25%	45%	16%	35%

Other (Expense) Income	-	-	-	(2%)

Income from Operations	25%	45%	16%	33%

Provision for Income Taxes	(9%)	(16%)	(5%)	(12%)

Net Income	16%	29%	11%	21%

Revenue: We generated revenue of $6,866,640 for the three months ended September 30, 2010 as compared to $6,724,758 for the three months ended September 30, 2009. The increase in revenue for the three months ended September 30, 2010 as compared to the same period in 2009 was $141,882, or 2.1%. The increase in revenue is due primarily to a 2.6% increase in the number of cases performed by our surgical assistants during the third quarter of 2010 compared to the comparable quarter of 2009. These new cases originated in part due to our provision of services at additional facilities in Georgia and Tennessee during the third quarter of 2010 as compared to the same quarter of 2009. Revenue during the three months ended September 30, 2010, included $247,877 related to services performed in prior periods as compared to $668,077 in the comparable period of 2009. Revenue during the three months ended September 30, 2010, excluding revenue from services performed in prior periods, increased by $562,082 or 8.5% as compared to the comparable period in 2009. Because our revenue recognition policy requires us to make certain estimates with respect to our revenue, we anticipate that our future revenues will continue to be impacted by revenue from services performed in prior periods, which should be considered in comparing our results. Revenue from services performed in prior periods is likely to continue to decline in the future because we have moved our billing services in-house, which has resulted in more timely and efficient processing of services and claims.

Cost of Revenues:  Cost of revenues increased to $ 2,923,009 for the three months ended September 30, 2010 from $2,198,857 for the three months ended September 30, 2009, which represented an increase of $724,152 or 33%.   The increase is primarily due to increases in salaries to our surgical assistants, bonuses and payment for overtime services.  In addition to salaries, bonuses and other costs related to providing surgical assistant services, cost of revenues includes start-up costs associated with the provision of services to new facilities.

Gross Profit: Gross profit was $3,943,631 for the three months ended September 30, 2010 from $4,525,901 for the three months ended September 30, 2009, which represented a decrease of $582,270.   The 13% decrease in gross profit resulted from the increase in cost of revenues.   As a percentage of revenue, gross profit margins were 57% for the three months ended September 30, 2010, as compared to 67% for the three months ended September 30, 2009, which represents a decrease of 10%. The decrease in gross profit margin resulted primarily from the increase in revenue offset by a greater increase in the cost of revenues.

Operating Expenses:  Operating expenses, which are comprised of general and administrative expense, legal and professional fees, director fees, salaries and rent, increased to $2,208,509 for the three months ended September 30, 2010, from $1,514,003 for the comparable period in 2009, which represented an increase of $694,506, or 46%.   During the three months ended September 30, 2010, general and administrative expenses increased by $159,175, or 62%, as compared to the comparable period in 2009.  The increase in general and administrative expense is due to an increase in travel expense of $42,549 and $108,600 for professional contract services.

Legal and professional fees and director fees increased to $282,711 and $300,308, respectively for the three months ended September 30, 2010, from $38,526 and $62,390, respectively, for the comparable period in 2009, which represented an increase of $244,185, or 634%, and $237,918, or 381%, respectively.  The increase in legal and professional fees and director fees resulted from the creation of the Mergers and Acquisitions Committee of the Board of Directors in the third quarter of 2009 and the evaluation by such committee of potential transactions, which activity increased during 2010.  In addition, legal and professional fees also increased as a result of the retention of a law firm to assist the Mergers and Acquisitions Committee to expand the review of all our SEC filings and other regulatory filings, including state filings which were required as a result of the expansion of our business into additional states.

Salaries for the three months ended September 30, 2010 increased to $1,181,269 from $1,131,495 for the comparable period in 2009, representing an increase of $49,774, or 4%.  The increase resulted primarily due to an increase in bonuses, which rose from $527,164 in the quarter ended September 30, 2009 to $667,010 in the quarter ended September 30, 2010.  This increase in bonuses was partially offset by a decrease in salaries of approximately $81,000.  In August 2010, our Compensation Committee approved performance-based bonuses in the aggregate amount of $250,000 to select members of our senior management based on their potential achievement of certain collection targets for the period between September and October 2010. Although the performance targets have been achieved, the potential recipients of the bonuses have waived all of their rights to receive any such bonuses at this time.  The Compensation Committee may establish additional performance goals in the future.

Rent increased by $3,454 as compared to the comparable period in 2009.  Rent increased as a result of the annual increases in rent required under the terms of our lease agreement and the departure of our sub-tenant.

Interest Expense: The Company did not have any interest expense in the third quarter of 2010 or in the same quarter of 2009.

Income Tax Expense: We recorded a provision for income tax for the three months ended September 30, 2010 in the amount of $619,571 as compared to a provision for income tax of $1,052,734 for the three months ended September 30, 2009.  The decrease in income tax due in 2010 as compared to the income tax due in 2009 is primarily a result of the decrease in net income.

Net Income: Our net income for the three months ended September 30, 2010 was $1,119,152 which represented a decrease of $843,318 or 43%, compared to net income of $1,962,470 for the three months ended September 30, 2009.  This decrease was primarily the result of the increase in our cost of revenues, legal and professional fees, director fees and salaries, which were partially offset by the increase in our revenue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenue:  We generated revenue of $18,711,908 for the nine months ended September 30, as compared to $16,702,850 for the nine months ended September 30, 2009.   The increase in revenue for the nine months ended September 30, 2010 as compared to the same period in 2009 was $2,009,058, or 12%.  The increase in revenue is due primarily to a 16% increase in cases performed by our surgical assistants during the first nine months of 2010 compared to the comparable period in 2009.  Those new cases originated in part due to our provision of services at additional facilities in Georgia, Virginia, Tennessee, and Texas.  Revenue during the nine months ended September 30, 2010 included $247,877 related to services performed in prior periods as compared to $2,295,273 included in the comparable period in 2009.  Revenue during the nine months ended September 30, 2010, excluding revenue from services performed in prior periods increased by $4,056,454, or 22% as compared to the comparable period in 2009.   Because our revenue recognition policy requires us to make certain estimates with respect to our revenue, we anticipate that our future will continue to be impacted by revenue from services performed in prior periods, which should be considered in comparing our results. Revenue from services performed in prior periods is likely to continue to decline in the future because we have moved our billing services in-house, which has resulted in more timely and efficient processing of services and claims.

Cost of Revenues:  Our cost of revenues increased to $7,810,583 for the nine months ended September 30, 2010 from $6,115,198 for the comparable period in 2009, which represented an increase of $1,695,385 or 28%. The increase is primarily due to increases in salaries to our surgical assistants, bonuses and payment for overtime services. In addition to salaries, bonuses and other costs related to providing surgical assistant services, cost of revenues includes start-up costs associated with the provision of services to new facilities.

Gross Profit:  Our gross profit was $10,901,325 for the nine months ended September 30, 2010 as compared to  $10,587,652 for the nine months ended September 30, 2009, which represented an increase of $313,673 or 3%.   This is the result of an increase in net revenue equal to 12% which was partially offset by an increase in cost of revenues increase of 28% for the nine months of 2010 as compared to the same nine months in 2009.

Operating Expenses:  Operating expenses, which are comprised of general and administrative expense, legal and professional fees, director fees, salaries and rent, increased to $7,935,302 for the nine months ended September 30, 2010, from $4,751,381 for the comparable period in 2009, which represented an increase of $3,183,921 or 67%.

During the nine months ended September 30, 2010, general and administrative expenses increased by $193,259 or 24% as compared to the comparable period in 2009.    This increase resulted primarily from a $74,565 increase in franchise tax, $70,972 increase in travel expense and a $32,194 increase in medical insurance expense.

Legal and professional fees and director fees increased by $928,694 and $591,462, respectively, as compared to the comparable period in 2009.  The increase in legal and professional fees and director fees resulted from the creation of the Mergers and Acquisitions Committee of the Board of Directors in the third quarter of 2009 and the evaluation by such committee of potential transactions, which activity increased during 2010. In addition, legal and professional fees also increased as a result of the retention of law firm to assist the Mergers and Acquisitions Committee and to expand the review of all our SEC filings and other regulatory filings including state filings which were required as a result of the expansion of our business into additional states.

Salaries for the nine months ended September 30, 2010 increased to $4,982,637 from $3,524,609 for the comparable period in 2009, representing an increase of $1,458,028 or 41%.  During 2008, we implemented cost cutting measures, which included a reduction in the salaries paid to management.  In addition, our convertible notes were outstanding in 2009, which prohibited us from increasing the compensation and/or benefits payable to certain of our management and key personnel.  The convertible notes were repaid in the first and second quarters of 2009. Thereafter, salaries were reinstated to their original levels during the second quarter of 2009. In addition, during the first quarter of 2010, the salaries of our Chief Executive Officer and Chief Operating Officer were increased by 5% as required by the terms of their respective employment agreements. Additionally, we employed 10 additional administrative employees in the past twelve months.  Lastly, during the nine months of 2010 we paid performance bonuses in the amount of $2,815,172 as compared to bonuses of $1,381,114 during the comparable period in 2009.  In August 2010, our Compensation Committee approved performance-based bonuses in the aggregate amount of $250,000, to select members of our senior management based on their potential achievement of certain performance targets for the period between September and October 2010.  Although the performance targets have been achieved, the potential recipients of the bonuses have waived their rights to receive such bonuses at this time.  The Compensation Committee may establish performance goals in the future.

Rent increased by $12,478 as compared to the comparable period in 2009.  Rent increased as a result of the annual increases in rent required under the terms of our lease agreement and the departure of our sub-tenant.

Interest Expense: Interest expense for the nine months ended September 30, 2010 was $0 compared to $280,583 for the nine months ended September 30, 2009.  The decrease in interest expense resulted primarily from the repayment of the convertible notes in March and June 2009 and a note to a related party in March 2009.

Income Tax Expense: We recorded a provision for income tax for the nine months ended September 30, 2010 in the amount of $1,008,715 as compared to a provision for income tax of $2,014,280 for the nine months ended September 30, 2009.  The decrease in income tax due in 2010 as compared to the income tax due in 2009 is primarily a result of the decrease in net income and a timing difference due to a change in accounting methods for tax purposes.

Net Income: Our net income for the nine months ended September 30, 2010 was $1,966,407 which represented a decrease of $1,580,358, or 45%, compared to net income of $3,546,765 for the nine months ended September 30, 2009.  This decrease was primarily the result of the increase in our cost of revenues, legal and professional fees and salaries, which was partially offset by the increase in our revenue.

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

As a result of various changes implemented in 2008 and our dramatic increase in revenue in 2009, we improved our cash flow dramatically in 2009 and we believe that our cash flow will continue to remain stable or improve in 2010. As of September 30, 2010, we had $3,983,931 in cash and cash equivalents on hand compared to $2,705,488 on hand at December 31, 2009.  Our working capital at September 30, 2010 was $6, 179, 893 compared to $5,530,780 at December 31, 2009.  We had a working capital ratio (current assets/current liabilities) as of September 30, 2010 and December 31, 2009 of 5:1.  We believe that our cash flows from operations will be sufficient to meet our working capital needs.

On July 27, 2010, our Board of Directors declared a special dividend of $0.08 per share for each share of our common stock, par value $0.001 per share that was issued and outstanding on August 12, 2010.  The dividend was paid on August 30, 2010 in the aggregate amount of $1,015,990.   We have not yet determined whether we will pay additional dividends in the future.

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

Operating Activities: Net cash provided by operating activities was $2,759,206 for the nine months ended September 30, 2010 as compared to net cash provided by operating activities of $4,746,863 during the comparable period in 2009.  The $2,759,206 in cash provided by operating activities for the nine months ended September 30, 2010 is primarily a result of  $1,966,407 in net income, an increase of $163,922 in prepaid expenses, a decrease in accounts receivable of $259,901 due to better collection efforts, a decrease in federal income tax receivable of $302,024, and an increase of $132,188 in accounts payable and accrued expenses due to an increase in legal fees  Net cash provided by operating activities for the nine months ended September 30, 2009 is primarily a result of  $3,546,765 in net income, an increase in accrued salaries of $737,741 due to the month end accrual of 15 days more than the 2009 accrual in 2009, and a $214,280 increase in accrued taxes.

Investing Activities:  Net cash used in investing activities was $8,123 for the nine months ended September 30, 2010 as compared to net cash provided by investing activities of $323,653 for the comparable period in 2009.  During the nine months ended September 30, 2010, we paid $8,123 for an upgrade of the billing software.  During the nine months ended September 30, 2009, net cash provided by investing activities was primarily a result of a decrease of $373,653 in restricted cash, which restriction was removed upon payment of our 2007 convertible notes, and the payment of $50,000 for the purchase of hospital contracts and a non-compete agreement.

Financing Activities: Net cash used in financing activities for the nine months ended September 30, 2010 was $1,472,640 as compared to net cash used in financing activities of $2,774,367 in the comparable period in 2009.  During the nine months ended September 30, 2010, we received $105,850 as a result of option and warrant exercises, which was offset by the use of $562,500 for payments to our officers and directors, in exchange for, among other things, the cancellation of options to purchase 625,000 shares of our common stock and the use of $1,015,990 for the payment of dividends.  During the nine months ended September 30, 2009, we received $90,633 in connection with the exercise of options and warrants, which was offset by the use of $2,715,000 to repay our convertible notes issued in 2007 and $150,000 to repay a note to a related party.

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital needs, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital.

Exercise of Warrants and Options

During the nine months ended September 30, 2010, warrant holders exercised 387,500 warrants to purchase 322,317 shares of our common stock. We realized cash proceeds of $37,500 from the exercise of 50,000 warrants and the remaining 337,500 warrants were exercised using the cashless method.

During the nine months ended September 30, 2010, option holders exercised stock options to purchase 854,388 shares of our common stock for total proceeds to us of $68,350.

Off-Balance Sheet Arrangements

We are not a party to any “off-balance sheet arrangements,” as defined by applicable GAAP and SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies

ITEM 4T.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have pending actions against several insurance carriers to recover underpayments of amounts due by these carriers that were below their respective contractual commitments to us. We have joined a class action lawsuit with respect to one of the actions. We have settled some of these actions and continue to pursue the remaining actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

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

AMERICAN SURGICAL HOLDINGS, INC.

Date: November 19, 2010	By:	/s/ Zak W. Elgamal
Zak W. Elgamal,
Chairman and Chief Executive Officer and Principal Executive Officer

Date: November 19, 2010	By:	/s/ James A. Longaker
James A. Longaker,
Chief Financial Officer and Principal Accounting Officer